Form 10-K405
period 1996-09-30
CABLE SAT SYSTEMS INC
filed 1996-12-30
CIK 1013273

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                            ------------------------

                                   FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED: SEPTEMBER 30, 1996

                         COMMISSION FILE NO. 333-06121

                            CABLE-SAT SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            ------------------------

                   FLORIDA                                      65-0581474
           (STATE OF INCORPORATION)                 (IRS EMPLOYER IDENTIFICATION NO.)
 2105 HAMILTON AVENUE, SUITE 140 SAN JOSE, CA                     95125
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

                   REGISTRANT'S TELEPHONE NO. (408) 879-6600
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                  COMMON STOCK
                       REDEEMABLE STOCK PURCHASE WARRANTS

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the Registrant was required to file such reports); and, (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X    No  ___

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State issuer's revenues for twelve months ended September 30, 1996:  $0

     The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the average bid and asked prices of such stock, at December 17, 1996 was $18,249,000.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 4,972,000 shares of common stock, as of December 17, 1996.

                                   DOCUMENTS
                           INCORPORATED BY REFERENCE

           Registration Statement on Form S-1, File Number 333-06121

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. All forward looking statements involve risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements as a result of many factors including the Company's inability to complete development of commercial versions of its products or failure of such products to develop substantial sales volume, as well as the risk factors listed in Registrant's Registration Statement on Form S-1, as well as factors discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                     PART I

ITEM 1.  BUSINESS.

     Cable-Sat Systems, Inc. (the "Company") is developing products to allow the facsimile transmission of color images from computers equipped with the Company's software programs.

     Facsimile transmission, better known as "fax", has become a major means of communication in today's business community. A fax machine can be found in almost every organization and is a standard office tool.

     Facsimile machines convert text or graphics into digital form that can be electronically transmitted and received across telephone lines. When sending images, fax machines operate as scanners, converting images into a series of dots which are then digitally encoded. The digital signal is then converted to a voiceband ("audio") signal for transmission over the telephone network. When receiving images, the machines affix images to paper through a variety of means. The image is converted to a series of dots (either by scanning, in the case of a fax machine, or electronically, in the case of a computer). Many technologies employed in facsimile imaging are similar to those used in computer printers and photocopiers.

     Individual personal computers can be utilized as fax machines by the addition of special circuitry known as a modem with fax capabilities. This allows the computer to send and receive faxes directly without utilizing a free-standing fax machine. Using a computer as a fax machine requires that a telephone line be available during fax transmission and receiving. A fax received directly by a computer can be immediately viewed on screen or stored for later viewing. If the computer is connected to printer, the fax transmission can be printed.

     The Company believes that the recent price reduction of color printers and scanners and their commensurate sales increase will result in demand for color fax capabilities so that the color images that are being utilized by computer users can impact their facsimile transmissions.

     A communications software program controls the exchange of information between the computer and the remote computer or facsimile machine at the other end of the phone line. Current communications software packages do not allow a computer generated fax to be sent other than in black and white.

     Such communications software operates in accordance with international standards adopted by an international telecommunications standard-making organization. Such standards assure that faxes can be sent and received all over the world regardless of the fax machine manufacturer or publisher of the fax software.

     The Company believes that the demand for color fax capabilities will be substantial for the following reasons:

          1. The price of color printers is declining rapidly which the Company believes will result in color printers being the standard printer used with personal computers rather than a high priced luxury.

          2. The price of color scanners is declining making them reasonably available to users of personal computers.

          3. The Windows 95 operating system has built-in color management capabilities thereby making color easier to use in applications.

          4. Newer computers are generally equipped with faster processors and larger storage devices thereby making it more practical to work with image-intensive applications.

          5. A boom in small office and work-at-home sector.

          6. The surge in computer sales for home use.

     The Company believes that the foregoing trends will result in a substantial demand for color technology, including fax.

  The Company's Color Fax Products

     The Company's first product which is currently in internal testing is called CHROMAFAX. It is a communications software program designed to allow facsimile transmission of color images. It incorporates the new international standard for color faxing established by the International Telecommunications Union (ITU) and includes the Joint Photographic Experts Group (JPEG) standard for image compression. It enables users to send and receive color faxes to and from their personal computer.

     To the Company's knowledge, CHROMAFAX will be the first commercially available fax product that will be compliant with the international color fax standard established in 1995 by the ITU. Compliance with the standard should provide assurance that the product will be compatible with other standards -- compliant fax applications and machines produced in the future, regardless of manufacturer. This will give users a fax software package that will work in both color and black and white.

     A color page creates a very large raw data file when scanned into a color fax program. File sizes of up to 10 Mb is not uncommon. To manage such files within the computer's memory and to transmit them in a reasonable amount of time, files of this size are usually compressed. The ITU color fax standard specifies how a file is to be managed. This specification imposes certain limitations on file management within the color fax product. The standard requires the use of JPEG compression. This compression algorithm has a large inherent structural overhead, and results in a file, depending upon the data within the page, that would require 4 to 8 minutes to transmit using V.17 (14.4 kb/s) transmission protocols as specified within the ITU color fax standard. Implementing this standard assures compatibility with all other standards-based products that are issued in the future, whether by the Company or other vendors.

     To make color faxing even more desirable, the Company's advanced version which is in development will contain several transmission modes. In addition to complying with the JPEG standard, CHROMAFAX will incorporate a proprietary compression process. This compression process reduces the size of large color files resulting in image file sizes that make transmission and storage more efficient. When communicating with a remote CHROMAFAX system, the proprietary compression process and fastest fax transmission protocols are automatically utilized. The Company's compression process and the communications protocol are more efficient and will result in faster transmission for a typical high resolution (200 dpi), 24-bit, full-color page.

     The CHROMAFAX version will use one of three modes, all transparent to the user:

          (1) ITU Color Standard. This enables operation with any fax color machine or software that is compliant with the international standard;

          (2) Company Proprietary. For fast color transmission that works with only the Company fax software package; or

          (3) Black and White. Compliant with the black and white faxes that operate under the current international standards for black and white fax operation.

     CHROMAFAX includes a color scanner interface standard which allows a variety of color scanners to be used for input. The software also supports Windows-compatible color printers.

  Research and Development

     Since inception substantially all of the Company's activities related to research and development, preparation for marketing, the recruitment of key management and technical personnel, including outside consultants, and raising capital to fund operations. Research and development activities were conducted by the Company's employees and consultants. Research and development expenditures were $200,734 in the period from inception (August 26, 1994) to September 30, 1995 and $903,225 in the fiscal year ended September 30, 1996.

  Marketing and Distribution

     The Company initially intends to market the CHROMAFAX to persons working at home or in small office environments and computer hobbyists. The Company's marketing strategy, as currently formulated, emphasizes the rapid introduction of its CHROMAFAX software via all practical channels of distribution in order to garner public awareness of the product and to encourage usage. The Company will offer a version of the product to manufacturers of color printers, scanners, computers, modems and other software applications to distribute with their products. The Company will have a version of the product available for downloading from the Internet and may market it directly by telephone sales.

     In order to establish a large base of users, this initial marketing strategy will entail distribution for little or no revenue to the Company. For example, the Company will distribute a receive-only version of its program. In many cases this version will be provided free of charge such as being downloadable from the Internet. In other cases, it will be bundled with other products such as color peripherals for limited cost, sometimes only the cost of production and shipping. In addition, the Company will also package a limited send module along with the receive-only version. It is anticipated that the send module, however, will be usable only for a limited number of uses. If the user desires to continue to use the product to send color faxes after the limited usage has expired, a fee would be payable to the Company. The Company will attempt to continually improve the product and introduce upgrades. Users would be required to upgrade to obtain the latest version of the software.

     The Company believes that this marketing strategy should result in reviews in computer magazines, the business press and media highlighting new technology and other media for computer users. The Company intends to undertake an aggressive public relations campaign to obtain further publicity and public awareness of the product.

     Eventually the Company will attempt to expand its market for the product into the retail environment through distribution to wholesalers and retailers.

     The Company has not entered into any agreement with respect to the inclusion of CHROMAFAX with any manufacturer's product or for wholesale or retail distribution, and there can be no assurance that such distribution will occur as projected or at all.

  Manufacturing

     The Company does not contemplate that it will directly manufacture any of its color fax software products. It intends to contract with third parties to copy and package the products. Although the Company has not entered into any contracts with potential manufactures, it is aware of a significant number of firms which have the capability of providing the services necessary to manufacture the programs. It also may license to third parties the rights to manufacture the products, either through direct licensing, OEM arrangements or otherwise.

  Patents; Proprietary Information

     The Company has filed U.S. patent and/or copyright applications on certain aspects of its technology and plans to file corresponding applications in key industrial countries worldwide. In addition to general legal protection for its technologies and products, the Company's strategy is designed to make it difficult for competitors to assess the specifics of the Company's technology. The Company also intends to gain additional protection for its technology and products through the addition of improvement Patents and/or Copyrights.

     To the extent the Company determines to keep certain aspects of its technology as trade secrets rather than as patents, the Company intends to protect these developments by programming techniques that make it more difficult to reverse-engineer the Company's software.

  Competition

     The markets that the Company intends to enter are characterized by intense competition. Most successful software products are eventually subject to competing products from other developers. The markets for the technology and products being developed by the Company are characterized by rapid changes and evolving industry standards often resulting in product obsolescence or short product life cycles. As a result, certain companies may be developing technologies or products of which the Company is unaware which may be functionally similar, or superior, to some or all of those being developed by the Company. Such companies may have substantially greater financial, technical, personnel and other resources than the Company and have established reputations for success in the development, licensing, sale and service of their products and technology. Certain of these potential competitors dominate their industries and have the financial resources necessary to enable them to withstand substantial price competition or downturns in the market for fax products.

     The ability of the Company to compete successfully will depend on its ability to complete development and introduce to the marketplace in a timely and cost-competitive manner the initial color fax products and technology, to continually enhance and improve such products and technology, and to successfully develop and market new products and technology. There can be no assurance that the Company will be able to compete successfully, that its competitors or future competitors will not develop technologies or products that render the Company's products and technology obsolete or less marketable or that the Company will be able to successfully enhance its proposed products or technology or adapt them satisfactorily.

  Employees

     The Company currently has eight full-time employees, three of whom are in management and administrative and four technical and one marketing. In addition, certain management positions at the Company are held by individuals who are employed by the Company using consulting contracts. These positions include the Chairman of the Board and Chief Executive Officer, the Chief Financial Officer, the Vice President of Marketing, and the Vice President of Research and Development.

ITEM 2.  PROPERTIES.

     The Company has established its headquarters in San Jose, California. Pursuant to the lease relating to such facility, the Company is obligated to make monthly rental payments of $9,430. The lease is through September 1998. The Company's facility is approximately 5,000 square feet.

ITEM 3.  LEGAL PROCEEDINGS.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

     None

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED MATTERS.

     The Company's Common Stock has been included for quotation on the OTC Bulletin Board under the symbol CSSA since the Company's initial public offering in September 1996. The following table sets forth the closing bid and closing asked prices for the periods indicated as reported by National Quotation Bureau, Inc. Such quotations represent prices between dealers, do not include retail markup, markdown or commission, and do not represent actual transactions.

                                                                        BID      ASKED
                                                                       -----     -----
        September 27 - September 30, 1996............................  $6.00     $6.50

     At December 17, 1996 the Company had 855 holders of record and 4,972,000 shares of Common Stock outstanding.

  Dividend Policy

     The Company has never paid cash dividends on its Common Stock. The Company presently intends to retain all cash for use in the operation of the Company's business and does not anticipate paying any dividends in the near future.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected financial data for the period from inception (August 26, 1994) to September 30, 1995, the fiscal year ended September 30, 1996, and the period from inception (August 26, 1994) to September 30, 1996 are qualified by reference to, and should be read in conjunction with, the Company's Financial Statements, the Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere herein. The selected financial data have been derived from Company's audited financial statements.

                                                      PERIOD FROM                           PERIOD FROM
                                                       INCEPTION                             INCEPTION
                                                   (AUGUST 26, 1994)     YEAR ENDED      (AUGUST 26, 1994)
                                                   TO SEPTEMBER 30,     SEPTEMBER 30,    TO SEPTEMBER 30,
                                                         1995               1996               1996
                                                   -----------------    -------------    -----------------
STATEMENT OF OPERATIONS DATA:
Total operating costs and expenses................    $   256,554        $  2,204,249       $ 2,460,803
Loss from operations..............................    $  (256,554)       $ (2,204,249)      $(2,460,803)
Interest income...................................    $     1,789        $     11,246       $    13,035
Net loss..........................................    $   254,765        $  2,193,003       $ 2,447,768
Net loss applicable to common shareholders........    $  (254,765)       $ (3,093,003)      $(3,347,768)
Net loss per share applicable to common
  shareholders....................................    $     (0.06)       $      (0.76)
Shares used in computing net loss per share
  applicable to common shareholders...............      4,101,833           4,044,708

                                                                            SEPTEMBER 30,
                                                                       -----------------------
                                                                         1995          1996
                                                                       --------     ----------
BALANCE SHEET DATA:
Current assets.......................................................  $423,078     $5,705,106
Working capital......................................................   380,142      4,941,100
Total assets.........................................................   488,394      5,959,105
Current liabilities..................................................    42,936        764,006
Shareholders' equity.................................................   445,458      5,195,099

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere herein.

  Overview

     The Company was incorporated in the state of Florida on August 26, 1994, but did not commence formal operations until April 1995. The Company's primary activities since inception have been devoted to developing its initial color facsimile products and related technologies, preparation for marketing, the recruitment of key management and technical personnel, including outside consultants, and raising capital to fund operations. The Company has been unprofitable since inception and has not licensed or sold any of its products or technologies. As a result, the financial statements are presented in accordance with Statement of Financial Accounting Standards No. 7 (SFAS 7), "Accounting and Reporting by Development Stage Enterprises".

     For the period from inception (August 26, 1994) through September 30, 1996, the Company incurred a cumulative net loss of approximately $2,448,000 and had used $1,989,000 in cash for operating activities. The Company expects to continue to incur losses through at least the fourth quarter of the year ended

September 30, 1997, or until the Company is able to attain revenues from sales, licensing or other arrangements sufficient to support its operations. Management believes that current working capital of approximately $4,941,000 will be sufficient to support the Company's planned activities through the end of fiscal 1997. The Company believes that to the extent existing resources and anticipated revenues are insufficient to fund the Company's planned activities in fiscal 1997, additional debt or equity financing will be available from existing investors and others. Based on the Company's current plans, it will be necessary for the Company to raise additional debt or equity financing in the first quarter of fiscal 1998.

  Results of Operations

     Period from inception (August 26, 1994) to September 30, 1995 compared with the year ended September 30, 1996.

     Research and Development

     From inception through September 30, 1996, a substantial part of the Company's activities related to research and development. The Company's research and development expenses were approximately $201,000 and $903,000 for the period from inception (August 26, 1994) to September 30, 1995 and the fiscal year ended September 30, 1996, respectively. The increase in expenses in fiscal 1996 as compared with the period from inception (August 26, 1994) to September 30, 1995, is primarily related to costs associated with the addition of personnel, increased use of consultants and temporary help, and increased supplies, all incurred to support increased development and testing activities. The Company expects research and development costs to continue to increase as the Company continues to expand its research efforts.

     Marketing

     Marketing expenses were approximately $0 and $279,000 for the period from inception (August 26, 1994) to September 30, 1995 and the fiscal year ended September 30, 1996, respectively. Marketing expenses incurred during fiscal 1996 are primarily related to costs associated with staffing employees and consultants to start the Company's marketing efforts and costs associated with developing a marketing strategy and logo. Achieving significant market acceptance and commercialization of the Company's initial color fax products will require substantial marketing efforts and the expenditure of significant funds to establish market awareness of the Company and the initial color fax products. As such, the Company expects marketing expenses to increase significantly in fiscal 1997.

     General and Administrative

     General and administrative expenses were approximately $56,000 and $1,022,000 for the period from inception (August 26, 1994) to September 30, 1995 and the fiscal year ended September 30, 1996, respectively. The increase is due primarily to increased administrative staffing to support growing operations and increases in business development efforts. General and administrative expenses are expected to continue to increase to support increased levels of operations and to cover the costs of being a public company.

     Taxes

     The Company has had net losses since inception and has not provided for federal or state taxes to date. For the period from inception (August 26, 1994) to September 30, 1995 and the fiscal year ended September 30, 1996, the Company had federal and state net operating loss carryforwards of approximately $1,300,000 and $2,100,000, respectively. The net operating loss carryforwards will expire beginning September 30, 2010, if not utilized. Utilization of the net operating losses may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards before utilization.

  Manufacturing, Distribution and Sales

     As the Company's initial color fax products are completed and become available to the market, the Company will begin to incur significant costs to manufacture, distribute and sell its products. In addition, costs will be incurred to provide technical support services to customers.

  Liquidity and Capital Resources

     Since inception, the Company has relied on sales of its equity securities to fund its operations. Between May 1995 and May 1996 the Company received approximately $1,952,000 in cash from sales of its equity securities. In September 1996, the Company's initial public offering of common stock and Redeemable Common Stock Purchase Warrants became effective. The Company received net proceeds of approximately $5,387,614 from this initial public offering, less $108,000 for advisory services to be provided over three years by the Underwriter, Barron -- Chase Securities, Inc. The Company's outstanding Redeemable Common Stock Purchase Warrants are exercisable at $6.00 per share and could result in the receipt of up to an additional $6,900,000. However, there can be no assurance that such warrants will be exercised and the Company cannot redeem the warrants until September 25, 1997, without the prior consent of the Underwriter. In addition, in connection with the Company's initial public offering, the Company redeemed its preferred stock for a cash payment of $450,000 and the issuance of 150,000 shares of common stock.

     From inception (August 26, 1994) to September 30, 1996, the Company's cash expenditures for operating activities were approximately $1,989,000. These cash expenditures were approximately $327,000 from inception (August 26, 1994) through September 30, 1995 and $1,662,000 for the fiscal year ended September 30, 1996 and differ from the Company's net loss in these periods principally due to non-cash operating expenditures and an increase in accounts payable and accrued liabilities. The Company expects its cash requirements to increase due to expected increases in expenses related to further research and development of its technologies and increased marketing, manufacturing, sales and distribution and technical support expenses associated with the introduction of it's initial color fax products to the market place. During this time, the Company plans to hire additional employees and increase marketing and sales expenses to execute its sales and marketing plans.

     The Company believes that to the extent existing resources and anticipated revenues are insufficient to fund the Company's planned activities in fiscal 1997, additional debt or equity financing will be available from existing investors and others. Based on the Company's current plans, it will be necessary for the Company to raise additional debt or equity financing in the first quarter of fiscal 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                            CABLE-SAT SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                   PERIOD FROM                            PERIOD FROM
                                                    INCEPTION          YEAR ENDED          INCEPTION
                                                (AUGUST 26, 1994)      SEPTEMBER       (AUGUST 26, 1994)
                                                TO SEPTEMBER 30,          30,          TO SEPTEMBER 30,
                                                      1995                1996               1996
                                                -----------------     ------------     -----------------
OPERATING COSTS AND EXPENSES:
  Research and development....................      $ 200,734         $    903,225        $ 1,103,959
  Marketing...................................             --              278,690            278,690
  General and administrative..................         55,820            1,022,334          1,078,154
                                                  -----------          -----------        -----------
     Total operating costs and expenses.......        256,554            2,204,249          2,460,803
                                                  -----------          -----------        -----------
Loss from operations..........................       (256,554)          (2,204,249)        (2,460,803)
Interest income...............................          1,789               11,246             13,035
                                                  -----------          -----------        -----------
          Net loss............................       (254,765)          (2,193,003)        (2,447,768)
Less: Accretion on preferred stock............             --             (900,000)          (900,000)
                                                  -----------          -----------        -----------
  Net loss applicable to common
     shareholders.............................      $(254,765)        $  3,093,003        $ 3,347,768
                                                  ===========          ===========        ===========
Net loss per share applicable to common
  shareholders................................      $   (0.06)        $      (0.76)
                                                  ===========          ===========
Shares used in computing net loss per share
  applicable to common shareholders...........      4,101,833            4,044,708
                                                  ===========          ===========

                            See accompanying notes.

                            CABLE-SAT SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                                           SEPTEMBER 30,
                                                                      ------------------------
                                                                        1995          1996
                                                                      --------     -----------
                                            ASSETS
Current assets
  Cash..............................................................  $314,078     $   155,533
  Notes receivable -- related parties...............................   109,000              --
  Other receivable from underwriter in connection with the Company's
     initial public offering........................................        --       5,549,573
                                                                      --------     -----------
     Total current assets...........................................   423,078       5,705,106
Property and equipment
  Office furniture..................................................    19,329          17,785
  Computer equipment................................................    40,195         158,504
                                                                      --------     -----------
                                                                        59,524         176,289
  Less accumulated depreciation.....................................     2,700          40,237
                                                                      --------     -----------
     Net property and equipment.....................................    56,824         136,052
Other assets........................................................     8,492         117,947
                                                                      --------     -----------
          Total assets..............................................  $488,394     $ 5,959,105
                                                                      ========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable..................................................  $ 42,936     $   168,266
  Accrued registration costs........................................        --          55,052
  Preferred stock redemption payable................................        --         450,000
  Other accrued liabilities.........................................        --          90,688
                                                                      --------     -----------
     Total current liabilities......................................    42,936         764,006
Commitments
Redeemable preferred stock, par value $.001 per share:
  no shares authorized in 1995 (150,000 shares in 1996) none issued
  and outstanding...................................................        --              --
Shareholders' equity
  Common stock, par value $.001 per share: authorized 50,000,000 shares; Issued and outstanding 2,200,000 and 4,972,000 shares
     at September 30, 1995 and 1996, respectively...................     2,200           4,972
  Paid in capital...................................................   698,023       7,781,895
  Deficit accumulated during the development stage..................  (254,765)     (2,447,768)
  Deferred compensation.............................................        --        (144,000)
                                                                      --------     -----------
     Total shareholders' equity.....................................   445,458       5,195,099
                                                                      --------     -----------
          Total liabilities and shareholders' equity................  $488,394     $ 5,959,105
                                                                      ========      ==========

                            See accompanying notes.

                            CABLE-SAT SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                          DEFICIT
                                                                        ACCUMULATED
                                         COMMON STOCK                   DURING THE                       TOTAL
                                      ------------------    PAID IN     DEVELOPMENT     DEFERRED     SHAREHOLDERS'
                                       SHARES     AMOUNT    CAPITAL        STAGE      COMPENSATION      EQUITY
                                      ---------   ------   ----------   -----------   ------------   -------------
Sale of common stock for cash
  May 1995 -- $0.001/share..........  1,276,000  $1,276    $   (1,116)  $        --    $       --     $       160
  May 1995 -- $0.65/share...........    374,000     374       199,689            --            --         200,063
  August 1995 -- $0.92/share........    550,000     550       499,450            --            --         500,000
Net loss from inception (August 26,
  1994) to September 30, 1995.......         --      --            --      (254,765)           --        (254,765)
                                      ----------  ------   ----------   -----------     ---------      ----------
Balance -- September 30, 1995.......  2,200,000   2,200       698,023      (254,765)           --         445,458
Sale of common stock for cash
  January 1996 -- $1.00/share.......    120,000     120       119,880            --            --         120,000
  April 1996 -- $0.60/share.........    350,000     350       209,650            --            --         210,000
  May 1996 -- $2.50/share...........    372,000     372       900,658            --            --         901,030
Common stock issued in exchange for
  full recourse note
  payable -- March
  1996 -- $0.30/share...............    300,000     300        89,700            --            --          90,000
Common stock exchanged for services
  December 1995 -- $1.00/share......     60,000      60        59,940            --            --          60,000
  April 1996 -- $0.60/share.........     50,000      50        29,950            --            --          30,000
Exercise of common stock warrant in
  exchange for cash and forgiveness
  of loans -- March
  1996 -- $0.30/share...............    320,000     320        95,680            --            --          96,000
Accretion of preferred stock to
  redemption value..................         --      --      (900,000)           --            --        (900,000)
Common stock to be issued in October
  1996 upon redemption of preferred
  stock -- $6.00/share..............    150,000     150       899,850            --            --         900,000
Sale of common stock in initial
  public offering for receivable
  from underwriter for $6.00/share
  in September 1996, net of issue
  costs
  of $1,056,146.....................  1,050,000   1,050     5,242,804            --            --       5,243,854
Redeemable warrants issued in
  initial public
  offering -- $0.125/warrant........         --      --       143,760            --            --         143,760
Deferred compensation expense
  related to stock options..........         --      --       192,000            --      (192,000)             --
Amortization of deferred
  compensation......................         --      --            --            --        48,000          48,000
Net loss for the year ended
  September 30, 1996................         --      --            --    (2,193,003)           --      (2,193,003)
                                      ----------  ------   ----------   -----------     ---------      ----------
Balance -- September 30, 1996.......  4,972,000   $4,972   $7,781,895   $(2,447,768)   $ (144,000)    $ 5,195,099
                                      ==========  ======   ==========   ===========     =========      ==========

                            See accompanying notes.

                            CABLE-SAT SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                       PERIOD FROM                         PERIOD FROM
                                                        INCEPTION                           INCEPTION
                                                    (AUGUST 26, 1994)    YEAR ENDED     (AUGUST 26, 1994)
                                                    TO SEPTEMBER 30,    SEPTEMBER 30,   TO SEPTEMBER 30,
                                                          1995              1996              1996
                                                    -----------------   -------------   -----------------
Cash flows from operating activities
  Net loss........................................      $(254,765)       $ (2,193,003)     $(2,447,768)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization................          2,815              40,352           43,167
     Amortization of deferred compensation........             --              48,000           48,000
     Write-off of property and equipment..........             --              29,126           29,126
     Common stock exchanged for services..........             --              90,000           90,000
  Changes in operating assets and liabilities:
     (Increase) decrease -- notes receivable......       (109,000)            109,000               --
     (Increase) decrease -- other assets..........         (8,607)             (1,455)         (10,062)
     Increase (decrease) -- payables and other
       liabilities................................         42,936             216,018          258,954
                                                        ---------        ------------      -----------
          Net cash used in operating activities...       (326,621)         (1,661,962)      (1,988,583)
                                                        ---------        ------------      -----------
Cash flows from investing activities
  Purchase of property and equipment..............        (59,524)           (148,707)        (208,231)
                                                        ---------        ------------      -----------
          Net cash used in investing activities...        (59,524)           (148,707)        (208,231)
                                                        ---------        ------------      -----------
Cash flows from financing activities
  Sale of common stock............................        700,223           1,252,040        1,952,263
  Initial public offering registration costs
     paid.........................................             --            (214,916)        (214,916)
  Loans from shareholder..........................             --              75,000           75,000
  Repayment of full recourse note payable.........             --              90,000           90,000
  Sale of redeemable preferred stock..............             --             450,000          450,000
                                                        ---------        ------------      -----------
          Net cash provided from financing
            activities............................        700,223           1,652,124        2,352,347
                                                        ---------        ------------      -----------
          Net increase (decrease) in cash.........        314,078            (158,545)         155,533
                                                        ---------        ------------      -----------
Cash at beginning of period.......................             --             314,078               --
                                                        ---------        ------------      -----------
 at end of period.............................          $ 314,078        $    155,533      $   155,533
                                                        =========        ============      ===========
Supplemental schedule of noncash investing and
  financing activities
Common stock to be issued in redemption of
  preferred stock.................................      $      --        $    900,000      $   900,000
Conversion of loans from related party to common
  stock...........................................             --              75,000           75,000
Common stock and warrants issued in initial public
  offering........................................             --           5,387,614        5,387,614
Issuance of common stock in exchange for full
  recourse note payable...........................             --              90,000           90,000

                            See accompanying notes.

                            CABLE-SAT SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

1.  BUSINESS ACTIVITIES AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Business Activities

     Cable-Sat Systems, Inc. (the "Company") was incorporated in the state of Florida on August 26, 1994, but did not commence formal operations until April 1995. It is engaged in the development of digital image coding and data compression products which will enable the facsimile transmission of color images from computers equipped with the Company's software programs.

  Development Stage Company

     The Company's primary activities since inception have been devoted to developing its initial color facsimile products and related technologies, preparation for marketing, the recruitment of key management and technical personnel, including outside consultants, and raising capital to fund operations. The Company has been unprofitable since inception and has not licensed or sold any of its products or technologies. As a result, the financial statements are presented in accordance with Statement of Financial Accounting Standards No. 7 (SFAS 7), "Accounting and Reporting by Development Stage Enterprises".

     For the period from inception (August 26, 1994) through September 30, 1996, the Company had a deficit accumulated during the development stage of approximately $2,448,000 and had used $1,989,000 of cash for operating activities. The Company expects to continue to incur losses through at least the fourth quarter of the year ended September 30, 1997, or until the Company is able to attain revenues from sales, licensing or other arrangements sufficient to support its operations. Management believes that current working capital of approximately $4,941,000 will be sufficient to support the Company's planned activities through the end of fiscal 1997 and that to the extent existing resources and anticipated revenues are insufficient to fund the Company's planned activities in fiscal 1997, additional debt or equity financing will be available from existing investors and others. Based on the Company's current plans, it will be necessary for the Company to raise additional debt or equity financing in the first quarter of fiscal 1998.

  Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Cash and Cash Equivalents

     Cash equivalents consist of short-term financial instruments that are readily convertible into cash with original maturities of less than ninety days from the date of acquisition. The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value.

  Other Assets

     In connection with the Company's initial public offering that went effective on September 25, 1996, the Company paid Barron-Chase Securities, Inc. (the Underwriter) a $108,000 fee for certain financial advisory services to be provided over the three years following the effective date of the offering. The $108,000 is included in other assets and will be amortized on a straight-line basis over the three year term of the agreement.

                            CABLE-SAT SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

  Property and Equipment

     Property and equipment is recorded at cost. Depreciation and amortization is provided on a straight-line basis over estimated useful lives or over the life of the lease for equipment under capitalized leases, if shorter. Leasehold improvements are amortized over the term of the lease or their estimated useful life, whichever is shorter. The useful lives of property and equipment for purposes of depreciation are:

        Office Equipment....................................................  5 years
        Computers...........................................................  3 years

  Software development costs

     The Company capitalizes software development costs upon achievement of technological feasibility, subject to net realizable value consideration in accordance with Statement of Financial Accounting Standards No. 86. The Company has defined technological feasibility as completion of a working model. Such capitalized costs are amortized upon product release on a straight-line basis over the estimated useful life or the ratio of current revenue to the total of current and anticipated future revenues, whichever results in the greater amortization. No software development costs have been capitalized through September 30, 1996.

  Income Taxes

     The Company accounts for income taxes in accordance with the provisions of Financial Accounting Standards Board Statement No. 109 (SFAS 109), "Accounting for Income Taxes". Under SFAS 109, the liability method is used for accounting in income taxes.

  Net Loss Per Share Attributable to Common Shareholders

     Net loss applicable to common shareholders is computed using the weighted average number of shares of common stock outstanding. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued at prices below the assumed public offering price during the twelve months prior to the initial filing of the registration statement have been included in the calculation as if they were outstanding for all periods prior to the quarter in which the Company's initial public offering became effective (using the treasury stock method and an initial public offering price of $6.00 per common share). Redeemable preferred stock is not deemed to be a common stock equivalent for purposes of calculating the net loss applicable to common shareholders. Fully diluted net loss per share is not presented because it is antidilutive.

  Impact of Recently Issued Accounting Standards

     In 1995, the Financial Accounting Standards Board released the Statement of Financial Accounting Standard No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. SFAS 121 is effective for fiscal years beginning after December 15, 1995. Adoption of SFAS 121 is not expected to have a material impact on the Company's financial position or results of operations.

     The Company accounts for its stock option plans and its employee stock purchase plan in accordance with provisions of the Accounting Principles Board's Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees". In October 1995, the Financial Accounting Standards Board released the Statement of Financial Accounting Standard No. 123 (SFAS 123), "Accounting for Stock Based Compensation". SFAS 123 provides an alternative to APB 25 and is effective for fiscal years beginning after December 15, 1995. The Company expects to continue to account for its employee stock plans in accordance with the provisions of

                            CABLE-SAT SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

APB 25. Accordingly, SFAS 123 is not expected to have any material impact on the Company's financial position or results of operations.

  Financial Presentation

     Certain items in the period from inception (August 26, 1994) to September 1995, have been reclassified to conform to the fiscal 1996 presentation.

2.  REDEEMABLE PREFERRED STOCK

     The Company has authorized 150,000 shares of redeemable Series A Preferred Stock. The Series A Preferred Stock is entitled to receive a cumulative cash dividend of $0.21 per share on each anniversary from the date of issuance. No dividends were payable at September 30, 1996.

     In the event of the liquidation of the Company, holders of Series A Preferred Stock have liquidation preference over holders of common stock of $3.00 per share plus all accrued but unpaid dividends and one share of common stock.

     The Company is required to redeem all preferred shares outstanding out of the net proceeds from any underwritten public offering or private placement of the Company's common stock. The redemption price is $3.00 per share plus one share of the Company's common stock per share of preferred stock. The Company's initial public offering of common stock purchase warrants went effective September 25, 1996, and the Company became irrevocably committed to redeem its then outstanding preferred stock. The preferred stock was held by Call Now, Inc. ("Call Now"), a related party. The initial public offering closed on October 1, 1996, and the Company redeemed the preferred stock from Call Now. For purposes of presentation in the accompanying financial statements, the cash redemption amount of the preferred stock of $450,000 is classified as "Preferred stock redemption payable" at September 30, 1996, and is included in current liabilities. In addition, the 150,000 shares of common stock issuable upon redemption of the preferred stock are included as outstanding common stock at September 30, 1996, in the accompanying financial statements.

3.  SHAREHOLDERS' EQUITY

  Public Offering

     During September 1996, the Company completed a public offering of 1,050,000 shares of common stock at $6.00 per share and 1,150,000 redeemable common stock purchase warrants for $0.125 per warrant. The Company received net proceeds of $5,387,614. In addition, as part of the initial public offering, the Company's 150,000 shares of Preferred Stock were redeemed at $3.00 per share plus one share of the Company's common stock per share of preferred stock (see Note 2).

     The initial public offering, a firm underwriting commitment, went effective September 25, 1996. However, the proceeds from this offering were received by the Company from the Underwriter on October 1, 1996, upon the closing. Therefore, at September 30, 1996, proceeds from the sale of common stock and redeemable common stock purchase warrants are classified as "Other receivable from underwriter in connection with the Company's initial public offering", the cash redemption amount of the Preferred Stock is classified as "Preferred stock redemption payable" and the common stock issued to redeem the preferred stock is included as outstanding common stock (see Note 2) in the accompanying financial statements.

                            CABLE-SAT SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

  Shares Issued in Exchange for Cash and Loan

     In August 1995, in connection with the sale of 550,000 shares of common stock to Call Now, the Company also sold a warrant to Call Now to purchase 320,000 shares of common stock at an exercise price of the then current fair value of the common stock of $0.92 per share. In January 1996 and February 1996, the Company received $75,000 in loans from Call Now. In March 1996, the Company adjusted the warrant exercise price on the 320,000 shares from $0.92 per share to the then current fair market value of $0.30 per share of Common Stock. The option was then exercised by Call Now in exchange for forgiveness of the $75,000 in loans plus $21,000 in cash.

  Shares Issued for Services

     In December 1995, the Company issued 60,000 shares of common stock valued at $60,000 in exchange for past services rendered to the Company. In addition, in April 1996, the Company issued 50,000 shares of common stock valued at $30,000 in exchange for past services rendered to the Company. The value assigned to the shares was based on the Company's best estimate of fair market value of the common stock at the time of issuance.

  Common Stock Purchase Warrants

     On September 25, 1996, in connection with the Company's initial public offering, the Company issued 1,150,000 redeemable common stock purchase warrants for $0.125 per share. The warrants are exercisable to purchase common stock during the three year period from the effective date of the offering (September 25, 1996), at an exercise price of $6.00 per share. The Company may redeem the warrants at a price of $0.25 per warrant by giving 30 days written notice to the holders if the Company's common stock price equals or exceeds $12.00 per share for 30 consecutive trading days. The warrants may not be redeemed in the first year from the effective date without consent of the Underwriter.

  Underwriter's Warrant and Underlying Warrant

     At the closing of the initial public offering on October 1, 1996, for nominal consideration, the Company issued to the Underwriter, 100,000 Common Stock Underwriter Warrants ("Underwriter's Warrants") and 100,000 Warrant Underwriter Warrants ("Underlying Warrants"). The Underwriter's Warrants are exerciseable for a five year period and allow the holder to purchase one share of common stock at a price of $9.00 per share. The exercise price of the Underlying Warrants is $0.1875 per warrant. Each Underlying Warrant is exercisable for a three year period to purchase one share of common stock at a price of $9.00 per share. The Underwriter's Warrant and the Underlying Warrants are subject to adjustment for certain events including mergers, stock dividends, stock splits, and other events. The Underwriter's Warrants contains net issuance provisions permitting the holders to elect to exercise the Underwriter's Warrants in whole or in part and instruct the Company to withhold from the securities issuable upon exercise, the number of securities, valued at the current fair market value on the date of exercise, to pay the exercise price.

  Stock Options

     Employee and Consultant Stock Options

     In February 1996, the Company's Board of Directors adopted an incentive stock option plan. The plan allows for incentive stock options to be granted to key employees. In addition, from time to time the Board of Directors may grant options to consultants that are in addition to the options approved for key employees under the incentive stock option plan. All options expire no more than five years from the date of grant. The exercise price for all options shall not be less than 100% of the fair market value of the stock subject to the

                            CABLE-SAT SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

option on the date of grant as determined by the Board of Directors. All options generally vest in increments over a period of three years from the date of grant, with the first increment vesting after one year. Options may be granted with different vesting terms from time to time The Board of Directors has approved options to purchase up to 780,000 shares of common stock to be granted to key employees under the incentive stock option plan and to consultants of the Company.

     At September 30, 1996, 180,000 options were exercisable by consultants to the Company and no options were exercisable by employees under the incentive stock option plan.

     Stock option activity is summarized below:

                                                                      OPTIONS OUTSTANDING
                                             SHARES       -------------------------------------------
                                            AVAILABLE     NUMBER OF       PRICE PER        AGGREGATE
                                            FOR GRANT      SHARES           SHARE            PRICE
                                            ---------     ---------     -------------     -----------
Balance at September 30, 1995.............         --            --     $          --     $        --
  Shares Authorized.......................    780,000            --                --              --
  Options Granted.........................   (818,500)      818,500     $2.50 - $6.00       3,308,000
  Options Cancelled.......................    250,000      (250,000)    $        6.00      (1,500,000)
                                             --------      --------     -------------     -----------
Balance at September 30, 1996.............    211,500       568,500     $2.50 - $6.00     $ 1,808,000
                                             ========      ========     =============     ===========

     Other Stock Options

     In February 1996, the Company's Board of Directors also approved the issuance of stock options to purchase up to 150,000 shares of common stock at $0.30 per share for key employees and consultants. These options are in addition to the options that may be granted under the incentive stock option plan and to consultants described above, and expire five years from the date of grant. As of September 30, 1996, the Board of Directors had granted options to purchase 80,000 shares of common stock. Based on the difference between the option exercise price and the fair value of the common stock on the date of grant, the Company has recorded $192,000 of deferred compensation relating to these options and is amortizing compensation expense over the two year vesting period. None of these options were exercisable at September 30, 1996.

     Common stock reserved for future issuance

     Shares of common stock of the Company reserved for future issuance, including shares reserved pertaining to the Underwriter's over-allotment and Underwriter's Warrant and Underlying Warrant are as follows:

                                                                              SEPTEMBER 30,
                                                                                  1996
                                                                              -------------
    Redeemable common stock purchase warrants...............................    1,150,000
    Employee, consultant, and other stock options...........................      930,000
    Underwriter's Warrants and Underlying Warrants..........................      200,000
                                                                                ---------
                                                                                2,280,000
                                                                                =========

4.  INCOME TAXES

     For the period from inception (August 26, 1994) to September 30, 1995 and the year ended September 30, 1996, the Company had federal and state net operating loss carryforwards of approximately $1,300,000 and $2,100,000, respectively. The net operating loss carryforwards will expire beginning September 30, 2010, if not utilized.

                            CABLE-SAT SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     Utilization of the net operating losses may be subject to a substantial annual limitation due to the ownership change limitation provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards before utilization.

     Significant components of the Company's deferred tax assets and liabilities for federal and state taxes as of September 30, 1996, are as follows:

    Deferred Tax assets:
      Net operating loss carryforwards.......................................  $ 800,000
      Other -- net...........................................................     60,000
                                                                               ---------
      Total deferred tax assets..............................................    860,000
      Valuation allowance for deferred tax assets............................   (860,000)
                                                                               ---------
    Net deferred tax assets..................................................  $      --
                                                                               =========

     The net valuation allowance increased by $770,000 during fiscal 1996.

5.  RELATED PARTY TRANSACTIONS

     During May 1996, the Company forgave a loan for $89,000 to the Company's former president. The total amount of forgiveness was recognized as compensation expense by the Company.

     During March 1996, the Company sold 300,000 shares of common stock at the then current fair value of $0.30 per share to the Company's new Chairman and Chief Executive Officer in exchange for a full recourse interest bearing note payable amounting to $90,000. The loan was repaid in May 1996.

     In January 1996 and February 1996, the Company received $75,000 in loans from Call Now, Inc. In March 1996, Call Now exercised a repriced warrant to purchase 320,000 shares at $0.30 per share by forgiving the $75,000 in loans plus paying $21,000 in cash (see Note 3).

6.  COMMITMENTS

     The Company leases office space and office equipment. Rent expense was approximately $13,360 and $65,152 for the period from inception (August 26, 1994) to September 30, 1995, and the year ended September 30, 1996, respectively ($78,512 for the period from inception (August 26, 1994) to September 30, 1996).

     Future payments for operating leases at September 30, 1996 are as follows:

                                    YEAR ENDED
        ------------------------------------------------------------------
        September 30, 1997................................................  $115,418
        September 30, 1998................................................   118,830
                                                                            --------
                                                                            $234,248
                                                                            ========

                            CABLE-SAT SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     The Company is committed under employment and consulting agreements with officers and others to make the following future payments:

                                    YEAR ENDED
        ------------------------------------------------------------------
        September 30, 1997................................................    $468,000
        September 30, 1998................................................     100,000
                                                                              --------
                                                                              $568,000
                                                                              ========

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Cable-Sat Systems, Inc.

     We have audited the accompanying balance sheet of Cable-Sat Systems, Inc. (a development stage company) as of September 30, 1996, and the related statements of operations, shareholders' equity, and cash flows for the year then ended, and for the period from inception (August 26, 1994) to September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements as of September 30, 1995, and for the period from inception (August 26, 1994) to September 30, 1995, were audited by other auditors whose report dated December 1, 1995, expressed an unqualified opinion on those statements. The financial statements for the period from inception (August 26, 1994) to September 30, 1995, include a net loss of $254,765. Our opinion on the statements of operations, shareholders' equity, and cash flows for the period from inception (August 26, 1994) to September 30, 1996, insofar as it relates to amounts for prior periods through September 30, 1995, is based solely on the report of other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Cable-Sat Systems, Inc. at September 30, 1996, and the results of its operations and its cash flows for the year then ended and the period from inception (August 26, 1994) to September 30, 1996, in conformity with generally accepted accounting principles.

                                          Ernst & Young LLP

San Jose, California
December 27, 1996

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

Board of Directors
Cable-Sat Systems, Inc.

     We have audited the accompanying balance sheet of Cable-Sat Systems, Inc. (a development stage company) as of September 30, 1995 and the statement of income and expenses, shareholders' equity and the statement of cash flows for the year ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cable-Sat Systems, Inc. (a development stage company) as of September 30, 1995 and its income and expense and cash flows for the year then ended in conformity with generally accepted accounting principles.

                                          GRANT SCHWARTZ ASSOCIATES, CPA'S

Boca Raton, Florida
December 1, 1995

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Disclosure of change of accountants has been filed on Form 8-Ks dated October 24, 1996 and November 5, 1996. There were no disagreements reported in connection with such change of accountants.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The directors and executive officers of the Company are as follows:

                       NAME                      AGE                  POSITION
    -------------------------------------------  ---   --------------------------------------
    Abraham (Abe) Ostrovsky....................  53    Chief Executive Officer and Chairman
    Wil F. Zarecor.............................  51    Executive Vice President
    Dirk Spiers................................  38    Vice President -- Product Development
    Shelley Harrison...........................  36    Vice President -- Marketing
    Lisa E. D'Alencon..........................  39    Chief Financial Officer
    William M. Allen...........................  67    Director
    Fred Chanowski.............................  45    Director
    E. T. Kalinoski............................  41    Director
    Jeffrey Waxman.............................  50    Director
    Peter A. Whealton..........................  50    Director
    Stanley A. Young...........................  69    Director

     Abraham (Abe) Ostrovsky, Chief Executive Officer and Chairman. Mr. Ostrovsky was appointed as Chairman and Chief Executive Officer in February 1996. He has served as Chairman of JetForm Corporation, a public electronic form software company, since 1993. He joined JetForm in 1991 as Chief Operating Officer and was Chief Executive Officer from 1991 to 1995. Prior to joining JetForm in 1991, Mr. Ostrovsky was concurrently the Senior Vice President of Erskine House PLC, an office equipment dealership and the Chairman of Savin Florida, a subsidiary of Erskine House from 1988 to 1990.

     Wil F. Zarecor, Executive Vice President. Mr. Zarecor has been Executive Vice President since September 1995. From September 1995 to September 1996, Mr. Zarecor was the President and a director of the Company. From 1988 to September 1995 he was Director of Special Products for PanAmSat division of Alpha Lyracom, Inc. Mr. Zarecor holds a BS in Mathematics from California State Fullerton.

     Dirk Spiers is Vice President of Product Development at Cable-Sat Systems, Inc. Prior to Cable-Sat, Mr. Spiers was a co-founder of Infragence, an Internet consulting firm. Mr. Spiers is currently a Director of Infragence. Prior to starting Infragence in 1995, Mr. Spiers served since 1987 as the president of SMI Group, an international strategic marketing organization which services information technology companies throughout the United Kingdom, Europe and the United States. Before founding SMI Group in 1987, Mr. Spiers filled several roles in Amsterdam's finance and commerce industry. Mr. Spiers is a frequent speaker of marketing and technical topics at industry conferences such as the Software Publishers Association Europe. He has served as a technology and product development advisor for firms such as IBM and Novell.

     Shelley Harrison has been a consultant to the Company since May 1996 and Vice President-Marketing since December 1996. She has been a marketing consultant with Launch Pad since 1994. From August 1992 to August 1994, she was Vice President-Marketing of Visioneer (scanners) and Director of Marketing of cc:Mail from August 1989 to August 1992.

     Lisa D'Alencon is a financial executive with more than 17 years experience in high technology and other industries. Ms. D'Alencon was the senior financial executive of cc:Mail. She has held senior financial positions in private and public companies including Price Waterhouse, Ernst & Young and Lotus Development Corporation. Ms. D'Alencon is a Certified Public Accountant and holds a BS in Business Administration from the University of California, Berkeley.

     William M. Allen, Director. Mr. Allen, director since 1995, has been President and director of Call Now, Inc. since June 1992. He has been managing partner of Black Chip Stables from 1982 to date and President of

Doric, Inc. from 1985 until its merger with the Call Now, Inc. in 1994. He has served as President of Kamm Corporation from 1985 to date and President of Kamm Life from 1985 to date. He was Chairman and CEO of Academy Insurance Group from 1975 to 1984.

     Fred Chanowski has been a managing member of Alpha Ventures LLC, a venture capital firm, since January 1996. Since 1991 he has been a self employed consultant in the fields of telecommunications and computing equipment. He also serves on the Board of Directors of Augment Systems, Inc. He became a director in October 1996.

     E. T. Kalinoski, Director. Mr. Kalinoski has been a director since 1995 and served as President until September 1995. He has been a financial consultant since 1986 with Southern Capital Consultants, a consulting firm, (1986-1991) and MSH Capital, a consulting firm, since 1991.

     Jeffrey Waxman has been a director since 1996. He has been President and Chief Executive Officer of Secure Computing Corporation since October 1996. He served as Executive Vice President of Novell Inc.'s Application Group from 1995 to 1996 and served as Chief Executive Officer of Service Soft Corp. from 1992 to 1995. He was Chief Executive Officer of Uniflex, Inc. from 1991 to 1992 and was engaged as an independent consultant in 1992 and 1996.

     Peter A. Whealton has been Chairman and Chief Executive Officer of Core Business Technologies, an office products dealer, since 1983. He became a director in October 1996.

     Stanley A. Young has been active as a consultant and venture capital investor for the past five years. He is President and Chairman of Young Management Group, Inc., consultants. He also serves on the Board of Directors of Jetform, Inc. and Andyne Computer, Inc. He became a director in October 1996.

     Directors serve until the next annual meeting or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors.

     Directors receive no compensation for their services.

ITEM 11.  EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE

     The following table sets forth the total compensation paid to the Company's chief executive officer for the last three completed fiscal years and each of the other executive officers of the Company who received compensation of $100,000 or more during any such year.

                                                                     TOTAL ANNUAL CASH COMPENSATION
                                                                    ---------------------------------
                                                     YEAR ENDED                          OTHER ANNUAL
                NAME AND POSITION                   SEPTEMBER 30,    SALARY     BONUS    COMPENSATION
--------------------------------------------------  -------------   --------   -------   ------------
E. T. Kalinoski (1)...............................       1994       $     --   $    --      $   --
  President                                              1995         17,000        --          --
Wil Zarecor (1)...................................       1994             --        --          --
  President                                              1995         36,000        --          --
                                                         1996        144,000        --          --
Abe Ostrovsky.....................................       1996        120,000    90,000       4,176
  Chairman

---------------
(1) E.T. Kalinoski was President from August 26, 1994 until August 1, 1995 when Wil Zarecor was elected President. Abe Ostrovsky became Chairman in March 1996.

  Employment and Consulting Agreements

     Abe Ostrovsky's employment with the Company is pursuant to an Employment Agreement dated March 1, 1996 with Ostrovsky Consulting, Inc., a corporation organized to market the services of Mr. Ostrovsky. Pursuant to the agreement, Mr. Ostrovsky will serve as Chairman and Chief Executive Officer through February 28, 1998. The agreement provides for an initial salary of $240,000 per year and an annual bonus as determined by the Company's Board of Directors. Pursuant to the agreement, Mr. Ostrovsky purchased 300,000 shares of the Company's common stock at $0.30 per share. Mr. Ostrovsky was later granted an Incentive Stock Option for 180,000 shares at $2.50 per share. Pursuant to the agreement, Mr. Ostrovsky was appointed as a director of the corporation and is entitled to nominate two additional independent directors for the Board and shall be entitled to approve one of the other directors.

     Wil F. Zarecor served as President pursuant to a two year employment agreement which terminates on August 30, 1997. Such agreement provides for a base salary of $144,000 per year.

  Information Concerning Stock Options

     The following table sets forth grants of stock options to the executive officers named in the Summary Compensation Table during the fiscal year ended September 30, 1996.

                                         STOCK OPTION GRANTS IN FISCAL YEAR ENDED SEPTEMBER 30, 1996
                                    ----------------------------------------------------------------------
                                                PERCENT OF
                                              TOTAL OPTIONS
                                                GRANTED TO
                                    NO. OF    ALL EMPLOYEES    EXERCISE   EXPIRATION
               NAME                 SHARES    IN FISCAL YEAR    PRICE        DATE       5%(1)      10%(1)
----------------------------------  -------   --------------   --------   ----------   --------   --------
Abe Ostrovsky.....................  180,000        21.9%        $ 2.50      May 2001   $574,326   $724,730
Wil Zarecor.......................   20,000         2.4%        $ 2.50      May 2001     63,814     80,525

---------------
(1) Potential realizable value is based on an assumption that the market price of the stock appreciates at the stated rate, compounded annually, from the date of grant until the end of the 5-year term of the option. These values are calculated based on requirements promulgated by the Securities and Exchange Commission and to do not reflect the Company's estimate or projection of future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of the Common Stock

     The following table sets forth the number of stock options held by the executive officers named in the Summary Compensation Table as of September 30, 1996 fiscal year as well as fiscal year end value of unexercised "in-the-money" options held which represents the positive difference between the exercise price and the market price at fiscal year end. No such executive exercised any options during the fiscal year.

                                                          NUMBER OF
                                                         UNEXERCISED           VALUE OF
                                                           OPTIONS            UNEXERCISED
                                                       AT FISCAL YEAR     IN-THE-MONEY OPTION
                                                             END          AT FISCAL YEAR END
                                                      -----------------   -------------------
                          NAME                        VESTED    UNVESTED   VESTED    UNVESTED
    ------------------------------------------------  -------   -------   --------   --------
    Abe Ostrovsky...................................  180,000        --   $630,000         --
    Wil Zarecor.....................................       --    20,000         --   $ 70,000

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of December 17, 1996, the beneficial ownership of the Company's Common Stock by (i) the only persons who own of record or are known to own, beneficially, more than 5% of the Company's Common Stock; (ii) each director and each executive officer of the Company named in the Summary Compensation Table; and (iii) all directors and officers as a group.

                                                                      NUMBER OF     PERCENT
                            NAME AND ADDRESS                           SHARES       OF CLASS
    ----------------------------------------------------------------  ---------     --------
    Call Now, Inc.(2)
      P.O.Box 531399
      Miami Shores, FL 33153........................................    296,562         5.9%
    William M. Allen(2).............................................    674,205        13.6%
    Abe Ostrovsky(3)................................................    480,000         9.7%
    E. T. Kalinoski(4)..............................................    420,000         8.4%
    Wil Zarecor(5)..................................................    255,000         5.1%
    Fred Chanowski..................................................     20,000           *
    Stanley A. Young................................................     89,412           *
    Peter A. Whealton...............................................      3,000           *
    Jeffrey Waxman..................................................         --           0%
    Directors and officers as a group (11 persons)..................  1,941,617        39.1%

---------------
(1) Based on 4,972,000 shares outstanding.

(2) Represents 296,562 shares owned by Call Now, Inc. of which Mr. Allen is an affiliate and 377,643 shares owned directly and owned by his spouse.

(3) Includes 180,000 shares which may be acquired pursuant to outstanding stock options.

(4) Includes 320,000 shares owned by Dave Olson, a relative.

(5) Includes 20,000 shares which may be acquired pursuant to a stock option.

 *  Less than 1%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On June 1, 1995 the Company loaned $89,000 to E. T. Kalinoski, a founder and director of the Company. Such loan, which was repayable January 12, 1997, was forgiven in May 1996 and Mr. Kalinoski recognized $89,000 in compensation income as a result of such forgiveness. In addition, Mr. Kalinoski had an agreement with the Company under which he was paid $7,000 per month for executive services (including serving as president from April 1995 to September
1995) and received a final payment of $30,000 in October 1996.

     On June 1, 1995 the Company loaned $10,000 to John Douglas, a shareholder and director of the Company. This loan was forgiven on January 12, 1996 and Mr. Douglas recognized $10,000 in compensation income as a result. On January 16, 1996 the Company sold Mr. Douglas 120,000 shares of its common stock for $120,000 which was considered the fair market value on such date.

     In January 1996, Call Now, Inc. loaned the Company $50,000 for sixty (60) days with interest at 8%. Such proceeds were used for working capital. In February 1996, Call Now, Inc. loaned the Company $25,000 for 30 days. Such proceeds were used for working capital.

     In March 1996, Call Now, Inc. purchased 320,000 shares of Common Stock for $96,000 ($0.30 per share), for payment including forgiveness of the principal and accrued interest on the $50,000 loan and forgiveness of the $25,000 loan with the balance in cash. The exercise price of a warrant purchased in August 1995 was reduced from $0.92 per share to $0.30 per share and was exercised in this transaction.

     In March 1996 Call Now, Inc. purchased 150,000 shares of the Company's Preferred Stock for $3.00 per share. These shares were redeemed at the closing of the Company's initial public offering for $3.00 per share plus one share of the Company's common stock per share.

     During March 1996, the Company sold 300,000 shares of common stock to the Company's new Chairman and CEO in exchange for a full recourse interest bearing note payable amounting to $90,000. The loan was repaid in May 1996.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this Report.

         (1) Financial Statements
             The following financial statements of the Registrant and Reports of Ernst & Young LLP, Independent Auditors and Grant-Scwartz Associates, CPA's, Independent Auditors are included herewith:

           (i) Statements of Operations for the period from inception (August 26, 1994) to September 30, 1995, the year ended September 30, 1996, and the period from inception (August 26, 1994) to September 30, 1996.

           (ii)  Balance Sheets as of September 30, 1995 and 1996.

           (iii) Statements of Shareholder's Equity for the period from inception (August 26, 1994) to September 30, 1995 and for the year ended September 30, 1996.

           (iv) Statements of Cash Flows for the period from inception (August 26, 1994) to September 30, 1995, the year ended September 30, 1996, and the period from inception (August 26, 1994) to September 30, 1996.

           (v)  Notes to Financial Statements.

           (vi) Report of Ernst & Young LLP, Independent Auditors.

           (vii) Report of Grant-Schwartz Associates, CPA's, Independent
                 Auditors.

         (2) Financial Statement Schedules -- None.

         (3) Exhibits

     The following exhibits are incorporated by this reference to Registrant's Registration Statement on Form S-1, File No. 333-06121:

  EXHIBIT
    NO.                                        DESCRIPTION
  --------  ---------------------------------------------------------------------------------
   1 (a)    Underwriting Agreement
   3 (a)    Amended and Restated Articles of Incorporation of the Registrant
   3 (b)    Bylaws of the Registrant
   4.1      Form Warrant Certificate
   4.2      Form of Common Stock Certificate
  10.1      Financial Advisory Agreement
  10.2      Merger and Acquisition Agreement
  10.3      Warrant Agreement
  10.4      Underwriter's Warrant Agreement
  10.5      Incentive Stock Option Plan
  10.5(a)   Employment Agreement -- Ostrovsky Consulting, Inc.
  10.5(b)   Employment Agreement -- Wil F. Zarecor
  10.5(c)   Employment Agreement -- John L. Douglas
  10.5(d)   Employment Agreement -- Glenn Crepps

     The following exhibits are filed herewith:

  11.1      Computation of net loss per share
  23.1      Consent of Independent Certified Public Accountant
  27        Financial Data Schedule

     (b) Reports on Form 8-K -- The Company filed reports on Form 8-K on October 24, 1996 and November 5, 1996 reporting change in accountants.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CABLE-SAT SYSTEMS, INC.

                                          By: /s/        ABE OSTROVSKY

                                            ------------------------------------
                                                  Abe Ostrovsky, Chairman
December 23, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on date indicated.

                SIGNATURE                               TITLE                      DATE
------------------------------------------  ------------------------------  ------------------

/s/           ABE OSTROVSKY                 Chairman (Principal Executive   December 23, 1996
------------------------------------------    Officer) and Director
              Abe Ostrovsky


/s/           LISA D'ALENCON                Chief Financial Officer         December 23, 1996
------------------------------------------    (Principal Financial
              Lisa D'Alencon                  Officer)

/s/                                         Director                        December   , 1996
------------------------------------------
             William M. Allen

/s/                                         Director                        December   , 1996
------------------------------------------
             E. T. Kalinoski


/s/           FRED CHANOWSKI                Director                        December 23, 1996
------------------------------------------
              Fred Chanowski


/s/           STANLEY A. YOUNG              Director                        December 23, 1996
------------------------------------------
             Stanley A. Young


/s/         PETER A. WHEALTON               Director                        December 23, 1996
------------------------------------------
            Peter A. Whealton


/s/           JEFFREY WAXMAN                Director                        December 23, 1996
------------------------------------------
              Jeffrey Waxman