Form 10-Q
period 1996-12-31
CABLE SAT SYSTEMS INC
filed 1997-02-14
CIK 1013273

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------
                                   FORM 10-Q
         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED: DECEMBER 31, 1996
                         COMMISSION FILE NO. 333-06121

                            CABLE-SAT SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

                            ------------------------

                   FLORIDA                                      65-0581474
           (State of Incorporation)                 (IRS Employer Identification No.)
2105 HAMILTON AVENUE, SUITE 140, SAN JOSE, CA                     95125
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

                              Yes  ____X  No  ____

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 4,972,000 shares of common stock, as of February 10, 1997.

--------------------------------------------------------------------------------

                            CABLE-SAT SYSTEMS, INC.

                                     INDEX

                         PART I.  FINANCIAL INFORMATION

                                     FINANCIAL STATEMENTS                              PAGE NO.
            -----------------------------------------------------------------------    --------
Item 1.     Condensed Statements of Operations -- three months ended December 31,
            1995 and 1996, and for the period from inception (August 26, 1994) to
            December 31, 1996......................................................        3
            Condensed Balance Sheets -- September 30, 1996 and December 31, 1996...        4
            Condensed Statements of Cash Flows -- three months ended December 31,
            1995 and 1996, and for the period from inception (August 26, 1994) to
            December 31, 1996......................................................        5
            Notes to Condensed Financial Statements................................        6
Item 2.     Management's Discussion and Analysis of Financial Condition and Results
            of Operations..........................................................        8
                                  PART II.  OTHER INFORMATION
Item 6.     Exhibits and Reports on Form 8-K.......................................       13
            SIGNATURES.............................................................       14

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                            CABLE-SAT SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                         PERIOD FROM
                                                         THREE MONTHS ENDED               INCEPTION
                                                    -----------------------------     (AUGUST 26, 1994)
                                                    DECEMBER 31,     DECEMBER 31,      TO DECEMBER 31,
                                                        1995             1996               1996
                                                    ------------     ------------     -----------------
OPERATING COSTS AND EXPENSES:
  Research and development......................     $  145,056       $   400,814        $ 1,504,773
  Sales and marketing...........................             --           564,879            843,569
  General and administrative....................        115,976           410,273          1,488,427
                                                      ---------        ----------         ----------
     Total operating costs and expenses.........        261,032         1,375,966          3,836,769
                                                      ---------        ----------         ----------
Loss from operations............................       (261,032)       (1,375,966)        (3,836,769)
Interest income.................................             --            61,700             74,735
                                                      ---------        ----------         ----------
          Net loss..............................       (261,032)       (1,314,266)        (3,762,034)
Less: Accretion on preferred stock..............             --                --           (900,000)
                                                      ---------        ----------         ----------
  Net Loss applicable to common shareholders....     $ (261,032)      $(1,314,266)       $(4,662,034)
                                                      =========        ==========         ==========
Net loss per share applicable to common
  shareholders..................................     $    (0.06)      $     (0.26)
                                                      =========        ==========
Shares used in computing net loss per share
  applicable to common shareholders.............      4,101,833         4,972,000
                                                      =========        ==========

                            CABLE-SAT SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEETS

                                                                                      DECEMBER 31,
                                                                                          1996
                                                                    SEPTEMBER 30,     ------------
                                                                       1996(1)
                                                                    -------------     (UNAUDITED)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents.....................................     $    155,533      $   176,737
  Short-term investments........................................               --        4,105,984
  Other receivable from underwriter in connection with Company's
     initial public offering....................................        5,549,573               --
  Other current assets..........................................               --           49,531
                                                                       ----------       ----------
          Total current assets..................................        5,705,106        4,332,252
PROPERTY AND EQUIPMENT, NET.....................................          136,052          156,995
OTHER ASSETS....................................................          117,947          115,254
                                                                       ----------       ----------
          Total assets..........................................     $  5,959,105      $ 4,604,501
                                                                       ==========       ==========
                               LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and other accrued liabilities................     $    258,954      $   336,606
  Accrued registration costs....................................           55,052               --
  Preferred stock redemption payable............................          450,000               --
                                                                       ----------       ----------
          Total current liabilities.............................          764,006          336,606
Redeemable preferred stock......................................               --               --
SHAREHOLDERS' EQUITY
  Common stock and additional paid in capital...................        7,786,867        8,149,929
  Deficit accumulated during development stage..................       (2,447,768)      (3,762,034)
  Deferred compensation.........................................         (144,000)        (120,000)
                                                                       ----------       ----------
          Total shareholders' equity............................        5,195,099        4,267,895
                                                                       ----------       ----------
          Total liabilities and shareholders' equity............     $  5,959,105      $ 4,604,501
                                                                       ==========       ==========

---------------

(1) The information in this column was derived from the Company's audited balance sheet as of September 30, 1996.

                            CABLE-SAT SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED               INCEPTION
                                                    -----------------------------     (AUGUST 26, 1994)
                                                    DECEMBER 31,     DECEMBER 31,      TO DECEMBER 31,
                                                        1995             1996               1996
                                                    ------------     ------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
          Net cash used in operating
            activities..........................     $ (242,623)      $  (935,290)       $(2,923,873)
                                                    ------------     ------------     -----------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of short-term investments............             --        (4,755,387)        (4,755,387)
  Sale of short-term investments................             --           649,403            649,403
  Purchase of property and equipment............        (55,001)          (37,095)          (245,326)
                                                    ------------     ------------     -----------------
          Net cash used in investing
            activities..........................        (55,001)       (4,143,079)        (4,351,310)
                                                    ------------     ------------     -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock..........................             --                --          1,952,263
  Receipt of proceeds from underwriter in
     initial public offering....................             --         5,549,573          5,549,573
  Initial public offering registration costs
     paid.......................................             --                --           (214,916)
  Loans from shareholder........................             --                --             75,000
  Repayment of full recourse note payable.......             --                --             90,000
  Sale of redeemable preferred stock............             --                --            450,000
  Redemption of preferred stock.................             --          (450,000)          (450,000)
                                                    ------------     ------------     -----------------
          Net cash provided from financing
            activities..........................             --         5,099,573          7,451,920
                                                    ------------     ------------     -----------------
          Net increase (decrease) in cash and
            cash equivalents....................       (297,624)           21,204            176,737
                                                    ------------     ------------     -----------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD........................................        314,078           155,533                 --
                                                    ------------     ------------     -----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD......     $   16,454       $   176,737        $   176,737
                                                     ==========        ==========      =============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
Common stock to be issued in redemption of
  preferred stock...............................     $       --       $        --        $   900,000
Conversion of loan and advance from shareholder
  to common stock...............................             --                --             75,000
Issuance of common stock in exchange for full
  recourse note payable.........................             --                --             90,000

                            CABLE-SAT SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

1.  BUSINESS ACTIVITIES AND BASIS OF PRESENTATION

     Business

     Cable-Sat Systems, Inc. (the "Company") was incorporated in the state of Florida on August 26, 1994, but did not commence formal operations until April 1995. It is engaged in the development of digital image coding and data compression products which will enable the facsimile transmission of color images from computers equipped with the Company's software programs.

     Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Articles 10 of Regulation S -X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments are of a normal recurring nature, except for sales and marketing expense recorded in the quarter ended December 31, 1996, related to the estimated fair value of stock options issued to a distributor (see Notes 2 and 3). Management recommends that these interim financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's 1996 Report on Form 10-K filed with the SEC. The results of operations for the three months ended December 31, 1996, are not necessarily indicative of the results that may be expected for the year ended September 30, 1997.

     Net Loss Per Share Attributable to Common Shareholders

     Net loss per share attributable to common shareholders for the quarter ended December 31, 1996 is computed using the weighted average number of shares of common stock outstanding during the quarter. Net loss per share attributable to common shareholders for the quarter ended December 31, 1995, is computed using the weighted average number of shares of common stock outstanding during the quarter, and in addition, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued by the company at prices below the public offering price during the twelve month period prior to the initial filing of the registration statement have been included in the calculation as if they were outstanding for all periods prior to the quarter in which the Company's initial public offering became effective (using the treasury stock method and an initial public offering price of $6.00 per share). Fully diluted net loss per share is not presented because it is anti-dilutive.

     Cash, Cash Equivalents and Short-Term Investments

     The Company's initial public offering of common stock closed on October 1, 1996, and the Company received cash proceeds of approximately $5,550,000 from the underwriter. Cash equivalents at December 31, 1996, are comprised of interest bearing money market funds. Short-term investments are designated as available for sale and are comprised of a money market mutual fund that invests only in AAA rated investments in United States treasury notes, federal agency securities and corporate bonds. The difference between the fair market value and carrying value of short-term investments is not significant.

2.  SHAREHOLDERS' EQUITY

     Stock Option

     The Company accounts for stock options granted to outside service providers in accordance with Statement of Financial Accounting Standard No. 123 (SFAS
123), "Accounting for Stock Based Compensa-

                            CABLE-SAT SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 1996

tion" utilizing the fair value method. In December 1996, the Company's Board of Directors approved the issuance of stock options to certain outside service providers to purchase up to 145,000 shares of the Company's common stock at an exercise price of $7.013 per share. The exercise price was calculated at 110% of the fair market value on the date of grant of $6.375 per share. The options vest one-half in year one and one-half in year two, and expire three years from the date of grant. Pursuant to the provisions of SFAS 123, the fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk free interest rate of approximately 6%; no dividend yield; volatility factor of .5; and a weighted-average expected life of the options of approximately 1.5 years. The fair market value of these options was estimated to be approximately $216,000 and will be recognized as compensation expense over the vesting period. Compensation expense relating to these options for the three months ended December 31, 1996 was approximately $12,500.

     In December 1996, in connection with a preliminary agreement between the Company and a distributor, Set 1 Communications, NSW, Australia ("Set 1") (see
Note 3), the Company granted Set 1 a stock option to purchase up to 248,600 shares of the Company's common stock at the then fair market value of $6.375 per share. The option vested immediately and expires two years from the date of grant. Pursuant to the provisions of SFAS 123, the fair value for this option was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk free interest rate of approximately 6%; no dividend yield; volatility factor of .5; and a weighted-average expected life of the option of 1 year. The Company has recorded the entire estimated fair value of this option of approximately $351,000 as sales and marketing expense during the three months ended December 31, 1996.

3.  SUBSEQUENT EVENTS

     Distribution Agreement

     In January 1997, based on the preliminary agreement reached in December 1996, the Company finalized a five-year agreement with Set 1 (see Note 2), to distribute a "light" version of the Company's CHROMAFAX software with modems developed and marketed worldwide by Set 1. The agreement between the companies stipulates that Cable-Sat will provide technology, support and basic documentation to Set 1. The agreement provides Set 1 with exclusivity for the "light" version bundled with modems based upon minimum shipments per year. The agreement further allows Set 1 to non-exclusively market the retail version of the product through its own channels and distribution partners. As part of the agreement signed with Set 1, the Company granted a stock option to Set 1 to purchase up to 248,600 shares of common stock (see Note 2).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Act of 1934. All forward-looking statements involve risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements as a result of many factors including the Company's inability to complete development of commercial versions of its products or failure of such products to develop substantial sales volume.

OVERVIEW

     The Company was incorporated in the state of Florida on August 26, 1994, but did not commence formal operations until April 1995. The Company's primary activities since inception have been devoted to designing and developing its initial color facsimile products and related technologies, preparation for marketing, the recruitment of key management and technical personnel, including outside consultants, and raising capital to fund operations. The Company has been unprofitable since inception and has not licensed or sold any of its products or technologies. As a result, the financial statements are presented in accordance with Statement of Financial Accounting Standards No. 7 (SFAS 7), "Accounting and Reporting by Development Stage Enterprises."

     For the period from inception (August 26, 1994) through December 31, 1996, the Company has incurred a cumulative net loss of approximately $3,762,000 and had used $2,924,000 in cash for operating activities. The Company expects to continue to incur losses through the end of fiscal 1997 or until the Company is able to attain revenues from sales, licensing or other arrangements sufficient to support its operations. Management believes that current working capital of approximately $3,996,000 will be sufficient to support the Company's planned activities through the end of fiscal 1997. The Company believes that to the extent existing resources and anticipated revenues are insufficient to fund the Company's planned activities in fiscal 1997, additional debt or equity financing will be available from existing investors and others. Based on the Company's current plans, it will be necessary for the Company to raise additional debt or equity financing in the first quarter of fiscal 1998.

RESULTS OF OPERATIONS

  THREE MONTHS ENDED DECEMBER 31, 1995 AND 1996.

     Research and Development

     From inception through December 31, 1996, a substantial part of the Company's activities related to research and development. The Company's research and development expenses were approximately $145,000 and $401,000 for the three months ended December 31, 1995 and 1996, respectively. The quarterly increase is primarily due to increased staffing and consultants, and increased supplies and associated costs related to increased development and testing activities of the software functions and features. To date, all product development costs have been expensed as incurred. The Company believes that significant investments in product development are required to remain competitive. As a consequence the company intends to incur increased product development expenditures in future.

     Sales and Marketing

     Sales and marketing expenses were approximately $0 and $565,000 for the three months ended December 31, 1995 and 1996, respectively. Sales and marketing expenses incurred for the three months ended December 31, 1996, include costs associated with staffing employees and consultants, trade show participation, and the Company's marketing efforts and costs associated with developing a marketing strategy and logo. In addition, in December 1996, the Company granted a stock option to Set 1 Communications, NSW, Australia ("Set 1"), to purchase up to 248,600 shares of the Company's common stock. The option was granted in connection with a preliminary agreement between the Company and Set 1 and has an exercise price equal to the fair value of the Company's common stock on the date of grant of $6.375 per share. The option vested immediately and expires two years from the date of grant. Pursuant to the provision of SFAS 123, the fair value of the option was estimated as of the date of grant using a Black-Scholes option pricing model with the following assumptions: risk free interest rate of approximately 6%; no dividend yield; volatility factor of .5; and a weighted-average expected life for the option of one year. During the quarter ended December 31, 1996, the Company recorded the entire estimated fair value of this option of approximately $351,000 as sales and marketing expense.

     Achieving significant market acceptance and commercialization of the Company's initial color fax products will require substantial marketing efforts and the expenditure of significant funds to establish market awareness of the Company and the initial color fax products. As such, the Company expects significant sales and marketing expenses in future periods as it continues to pursue an aggressive brand building strategy in fiscal 1997.

     In January 1997, the Company finalized a five-year agreement with Set 1 to distribute a "light" version of the Company's CHROMAFAX software with modems developed and marketed worldwide by Set 1. The agreement between the companies stipulates that Cable-Sat will provide technology, support and basic documentation to Set 1. The agreement provides Set 1 with exclusivity for the "light" version bundled with modems based upon minimum shipments per year. The agreement further allows Set 1 to non-exclusively market the retail version of the product through its own channels and distribution partners.

     General and Administrative

     General and administrative expenses consist primarily of compensation and fees for professional services. General and administrative expenses were approximately $116,000 and $410,000 for the three months ended December 31, 1995 and 1996, respectively. The increase in general and administrative expenses was primarily attributable to increased staffing and fees for professional services. General and administrative expenses are expected to continue to increase to support growing operations and increases in business development efforts, and the costs of being a public company.

     Interest Income

     Interest income was $0 and $62,000 in the quarters ended December 31, 1995 and 1996, respectively. Interest income is primarily derived from the investment of the Company's proceeds from its initial public offering of common stock that closed on October 1, 1996.

     Liquidity and Capital Resources

     The Company had approximately $4,283,000 in cash, cash equivalents and short-term investments at December 31, 1996. To date, the Company has primarily financed its operations through the private and public sale of equity securities. The Company's cash expenditures for operating activities were approximately $243,000 and $935,000 for the three months ended December 31, 1995 and 1996, respectively, and differ from the Company's net loss in these periods principally due to non-cash operating expenditures and an increase in accounts payable and accrued liabilities. The Company expects its cash requirements to increase due to expected increases in expenses related to further research and development of its technologies and increased marketing, manufacturing, sales and distribution and technical support expenses associated with the introduction of its initial color fax products to the market place. During this time, the Company plans to hire additional employees and increase marketing and sales expenses to execute its sales and marketing plans.

     The Company believes that to the extent existing resources and anticipated revenues are insufficient to fund the Company's planned activities in fiscal 1997, additional debt or equity financing will be available from existing investors and others. However, there can be no assurance as to the terms and conditions of any such financing. Based on the Company's current plans, it will be necessary for the Company to raise additional debt or equity financing in the first quarter of fiscal 1998.

FUTURE RESULTS -- RISK FACTORS

     Development Stage Company; Absence of Operating History. The Company has been engaged primarily in the design and development of CHROMAFAX and CHROMAFAX PLUS (the "Initial Color Fax Products") and related technology. The Company has produced technology prototypes of its initial color fax software product, currently called CHROMAFAX, and is in the process of developing its advanced color fax software product, currently called CHROMAFAX PLUS. The Company's viability, profitability and growth depend upon successful completion of the development and commercialization of these products. There can be no assurance that any of the Company's technologies or products will be successfully developed or commercialized. The risks, expenses and difficulties often encountered in a shift from the research and development of prototype products to the commercialization of new products based on innovative technology must also be considered. The prospects for the Company's success must be considered in light of the risks, expenses and difficulties often encountered in the establishment of a new business in a continually evolving industry subject to rapid technological and price changes, and characterized by an increasing number of market competitors

     No Revenues; Anticipated Future Losses. To date, the Company has had no operating revenue and does not anticipate any operating revenue until one or more of its Initial Color Fax Products are completely developed, manufactured in commercial quantities and are available for commercial distribution. The Company anticipates incurring significant costs in connection with the development of its technologies and proposed Initial Color Fax Products and there is no assurance that the Company will achieve sufficient revenues to offset anticipated operating costs. As of December 31, 1996, the Company's deficit accumulated during the developmental stage was approximately $3,762,000. Further, the Company anticipates it will have a loss in its fiscal year ended September 30, 1997, and that losses will continue until the Company's Initial Color Fax Products generate substantial revenues.

Need for Additional Financing. The Company has expended and will continue to expend substantial funds to complete the research, development and marketing and distribution activities of its products. The Company has been dependent on the sales of its securities to fund its development activities. The Company has no current arrangements with respect to sources of additional financing and there is no assurance that other additional financing will be available to the Company in the future on commercially reasonable terms. The Company believes that additional debt of equity financing will be available from existing investors and others. However, there can be no assurance as to the terms and conditions of any such financing. The inability to obtain additional financing, when needed, would have a material adverse effect on the Company. To the extent that any future financing involves the sale of the Company's equity securities, the Company's then existing stockholders, including investors in this offering, could be substantially diluted.

     Limited Sales and Marketing Experience. The Company intends to market and sell its products, if successfully developed, through key manufacturers and distributors who may be inhibited from doing business with the Company because of their commitment to their own technologies and products. As a result, demand and market acceptance for the Company's technologies and proposed products is subject to a high level of uncertainty. The Company intends to rely in part on the manufacturers of personal computers, fax modems, color printers and scanners for initial distribution of its Initial Color Fax Products as a software package included with such hardware purchase. The Company is therefore dependent upon such firms to distribute its color fax products. In addition, there can be no assurance that the Company's distribution agreement with Set 1 will result in material sales due to the dependence upon successful completion of development of a "light" version of the Company's CHROMAFAX software, market factors affecting the technology, the Company's ability to compete and performance under the agreement by Set 1.

     Rapid Technological Change and Substantial Competition. Technologies and proposed products being developed by the Company are in various stages of development. Product development efforts are subject to all the risks inherent in the development of new technology and products (including unanticipated delays, expenses, technical problems or difficulties, as well as the possible insufficiency of funding to complete development). There can be no assurance as to when, or whether, such developments will be successfully completed. The markets for the technology and products being developed by the Company are characterized by rapid changes and evolving industry standards often resulting in product obsolescence or short product life cycles. As a result, certain companies may be developing technologies or products of which the Company is unaware which may be functionally similar, or superior, to some or all of those being developed by the Company. These companies may have substantially greater, technical, personnel and other resources than the Company and may have established reputations for success in developing, licensing and sales of their products.

     The ability of the Company to compete will depend on its ability to complete development and introduce to the marketplace in a timely and cost-competitive manner its proposed products and technology, to continually enhance and improve such products and technology, to adapt its proposed products to be compatible with specific products manufactured by others, and to successfully develop and market new products and technology. There is no assurance that the Company will be able to compete successfully, that its competitors or future competitors will not develop technologies or products that render the Company's products and technology obsolete or less marketable or that the Company will be able to successfully enhance its proposed products or technology or adapt them satisfactorily.

     Dependence Upon Qualified and Key Personnel. The success of the Company will be largely dependent on its ability to hire and retain qualified executive, scientific and marketing personnel. There is no assurance that the Company will be able to attract or retain such necessary personnel. The Company has employment contracts with several of its key personnel. The loss of key personnel or the failure to recruit additional personnel could have a material adverse effect on the Company's business.

     Protection of Proprietary Information. Competitors in both the United States and foreign countries, many of which have substantially greater resources and have made substantial investments in competing technologies, may have applied for or obtained, or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with the Company's ability to make and sell its products. The Company has not conducted an independent review of patents issued to third parties. In addition, because of the developmental stage of the Company, claims that the Company's products infringe on the proprietary rights of others are more likely to be asserted after commencement of commercial sales incorporating the Company's technology. There can be no assurance that other third parties will not assert infringement claims against the Company or that such claims will not be successful. The Company intends to apply for patents. There can also be no assurance that competitors will not infringe the Company's patents if any such patents are granted to the Company in the future. Defense and prosecution of patent suits, even if successful, are both costly and time consuming. An adverse outcome in the defense of a patent suit could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease selling its products.

     The Company will apply for copyrights relating to certain of its proposed Initial Color Fax Products and will also apply for patent protection. There is no assurance that any patents will be obtained. If obtained, there is no assurance that any patents or copyrights will afford the Company commercially significant protection of its technologies or that the Company will have adequate resources to enforce its patents and copyrights. The Company also intends to seek foreign patent and copyright protection. With respect to foreign patents and copyrights, the laws of other countries may differ significantly from those of the United States as to the patentabiliity of the Company's products or technology. Moreover, the degree of protection afforded by foreign patents or copyrights may be different from that in the United States. Patent applications in the United States are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, the Company cannot be certain that it will be the first creator of inventions covered by any patent applications it makes or the first to file patent applications on such inventions.

     The Company also relies on unpatented proprietary technology, and there can be no assurance that others may not independently develop the same or similar technology or otherwise obtain access to the Company's unpatented technology. To protect its trade secrets and other proprietary information, the Company requires employees, consultants, advisors and collaborators to enter into confidentiality agreements. There can be no assurance that these agreements will provide meaningful protection for the Company's trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. If the Company is unable to maintain the proprietary nature of its technologies, the Company could be adversely affected.

     In the desktop computer application market today, patents and copyrights cannot give substantial protection against competitors determined to introduce competing products since it is likely that such competitors will be able to develop similar technology which does not infringe on the Company's proprietary technology.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (A) EXHIBITS

     The following exhibits are incorporated by reference to Registrant's Registration Statement on Form S-1, File No. 333-06121:

    EXHIBIT
     NUMBER                                      DESCRIPTION
    --------     ----------------------------------------------------------------------------
    3 (a)        Amended and Restated Articles of Incorporation of the Registrant
    3 (b)        Bylaws of the Registrant
    4.1          Form Warrant Certificate
    4.2          Form of Common Stock Certificate
    10.1         Financial Advisory Agreement
    10.2         Merger and Acquisition Agreement
    10.3         Warrant Agreement
    10.4         Underwriter's Warrant Agreement
    10.5         Incentive Stock Option Plan
    10.5 (a)     Employment Agreement -- Ostrovsky Consulting, Inc.
    10.5 (b)     Employment Agreement -- Wil. F. Zarecor
    10.5 (c)     Employment Agreement -- John L. Douglas
    10.5 (d)     Employment Agreement -- Glenn Crepps
    The following exhibits are filed herewith:
    11.1         Computation of net loss per share
    27           Financial Data Schedule

  (B) REPORTS ON FORM 8-K

     The Company filed Form 8-Ks dated October 24, 1996 and November 5, 1996 to disclose a change of accountants. There were no disagreements reported in connection with such change of accountants.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CABLE-SAT SYSTEMS, INC.

                                          By:      /s/ LISA E. D'ALENCON
                                            ------------------------------------
                                            Lisa E. D'Alencon
                                            Chief Financial Officer
                                            Secretary

                                            Signing on behalf of the registrant
                                            and as principal financial officer

Date: February 12, 1997

                                 EXHIBIT INDEX

Exhibit 11.1     Computation of Net loss per share
Exhibit 27.1     Financial Data Schedule for the period ended December 31, 1995
Exhibit 27.2     Financial Data Schedule for the period ended December 31, 1996