Form 10-Q
period 1997-03-31
COMPRESSENT CORP
filed 1997-05-15
CIK 1013273

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE QUARTER ENDED: MARCH 31, 1997
                            COMMISSION FILE NO. 333-06121

                               COMPRESSENT CORPORATION
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            -----------------------------

                   FLORIDA                                      65-0581474
           (STATE OF INCORPORATION)                 (IRS EMPLOYER IDENTIFICATION NO.)
2105 HAMILTON AVENUE, SUITE 140, SAN JOSE, CA                     95125
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

                   REGISTRANT'S TELEPHONE NO. (408) 879-6600
                       (FORMERLY CABLE-SAT SYSTEMS, INC.)

                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                  COMMON STOCK
                       REDEEMABLE STOCK PURCHASE WARRANTS

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the Registrant was required to file such reports); and, (2) has been subject to such filing requirements for the past 90
days.     Yes  [X]     No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 5,028,752 shares of common stock, as of May 12, 1997.

================================================================================

                            COMPRESSENT CORPORATION

                                     INDEX

                                                                                       PAGE NO.
                                                                                       --------
                                 PART I. FINANCIAL INFORMATION
ITEM 1.   Financial Statements (Unaudited)
          Condensed Statements of Operations --
          three and six months ended March 31, 1996 and 1997,
          and for the period from inception (August 26, 1994) to March 31, 1997......      3
          Condensed Balance Sheets --
          September 30, 1996 and March 31, 1997......................................      4
          Condensed Statements of Cash Flows --
          six months ended March 31, 1996 and 1997,
          and for the period from inception (August 26, 1994)
          to March 31, 1997..........................................................      5
          Notes to Condensed Financial Statements....................................      6
ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations........................................      9
                                  PART II. OTHER INFORMATION
ITEM 1.   Legal Proceedings..........................................................     15
ITEM 4.   Submission of Matters to a Vote of Security Holders........................     16
ITEM 6.   Exhibits and Reports on Form 8-K...........................................     17
          SIGNATURES

ITEM 1. FINANCIAL STATEMENTS.

                            COMPRESSENT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                              PERIOD FROM
                                THREE MONTHS ENDED              SIX MONTHS ENDED               INCEPTION
                            --------------------------     ---------------------------     (AUGUST 26, 1994)
                            MARCH 31,       MARCH 31,       MARCH 31,       MARCH 31,         TO MARCH 31,
                               1996           1997            1996            1997                1997
                            ----------     -----------     -----------     -----------     ------------------
OPERATING COSTS AND
  EXPENSES:
  Research and
     development..........  $  213,791     $   322,517     $   315,672     $   723,331        $  1,827,290
  Sales and marketing.....      32,259         273,525          42,259         838,404           1,117,094
  General and
     administrative.......     141,578         525,072         290,729         935,345           2,013,499
                            ----------     -----------      ----------     -----------         -----------
          Total operating
            costs and
            expenses......     387,628       1,121,114         648,660       2,497,080           4,957,883
                            ----------     -----------      ----------     -----------         -----------
Loss from operations......    (387,628)     (1,121,114)       (648,660)     (2,497,080)         (4,957,883)
Interest income...........       5,800          54,041           5,800         115,741             128,776
                            ----------     -----------      ----------     -----------         -----------
          Net loss........    (381,828)     (1,067,073)       (642,860)     (2,381,339)         (4,829,107)
Less: Accretion on
  preferred stock.........          --              --              --              --            (900,000)
                            ----------     -----------      ----------     -----------         -----------
  Net loss applicable to
     common
     shareholders.........  $ (381,828)    $(1,067,073)    $  (642,860)    $(2,381,339)       $ (5,729,107)
                            ==========     ===========      ==========     ===========         ===========
Net loss per share
  applicable to common
  shareholders............  $    (0.09)    $     (0.21)    $     (0.16)    $     (0.48)
                            ==========     ===========      ==========     ===========
Shares used in computing
  net loss per share
  applicable to common
  shareholders............   4,107,167       4,988,684       4,104,500       4,980,342
                            ----------     -----------      ----------     -----------

                             See accompanying notes

                            COMPRESSENT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                                     SEPTEMBER
                                                                        30,          MARCH 31,
                                                                      1996(1)          1997
                                                                    -----------     -----------
                                            ASSETS
Current assets
  Cash............................................................  $   155,533     $   418,392
  Short-term investments..........................................           --       3,011,957
  Other receivable from underwriter in connection with IPO........    5,549,573              --
  Other current assets............................................           --         118,721
                                                                    -----------     -----------
          Total current assets....................................    5,705,106       3,549,070
Property and equipment, net.......................................      136,052         211,221
Other assets......................................................      117,947         137,327
                                                                    -----------     -----------
          Total assets............................................  $ 5,959,105     $ 3,897,618
                                                                    ===========     ===========

                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable and other accrued liabilities..................  $   258,954     $   334,874
  Accrued registration costs......................................       55,052              --
  Preferred stock redemption payable..............................      450,000              --
                                                                    -----------     -----------
          Total current liabilities...............................      764,006         334,874
Shareholders' equity
  Common stock and additional paid in capital.....................    7,786,867       8,487,849
  Deficit accumulated during development stage....................   (2,447,768)     (4,829,105)
  Deferred compensation...........................................     (144,000)        (96,000)
                                                                    -----------     -----------
          Total shareholders' equity..............................    5,195,099       3,562,744
                                                                    -----------     -----------
          Total liabilities and shareholders' equity..............  $ 5,959,105     $ 3,897,618
                                                                    -----------     -----------

---------------

(1) Derived from audited financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996.

                             See accompanying notes

                            COMPRESSENT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                     PERIOD FROM
                                                        SIX MONTHS ENDED              INCEPTION
                                                    -------------------------     (AUGUST 26, 1994)
                                                    MARCH 31,      MARCH 31,        TO MARCH 31,
                                                      1996           1997               1997
                                                    ---------     -----------     -----------------
Cash flows from operating activities
          Net cash used in operating activities...  $(549,198)    $(2,011,790)       $(4,000,373)
                                                    ---------     -----------        -----------
Cash flows from investing activities
  Purchase of short term investments..............         --      (4,808,710)        (4,808,710)
  Sale of short term investments..................         --       1,796,753          1,796,753
  Purchase of property and equipment..............    (50,357)       (113,279)          (321,510)
                                                    ---------     -----------        -----------
          Net cash used in investing activities...    (50,357)     (3,125,236)        (3,333,467)
                                                    ---------     -----------        -----------
Cash flows from financing activities
  Sale of common stock............................    141,000              --          1,952,263
  Receipt of proceeds from underwriter............         --       5,549,573          5,549,573
  IPO registration costs paid.....................         --              --           (214,916)
  Loan from shareholder...........................     75,000              --             75,000
  Repayment of full course note payable...........         --              --             90,000
  Sale of redeemable preferred stock..............    450,000              --            450,000
  Redemption of preferred stock...................         --        (450,000)          (450,000)
  Conversion of redeemable stock warrant..........         --         300,312            300,312
                                                    ---------     -----------        -----------
          Net cash provided from financing
            activities............................    666,000       5,399,885          7,752,232
                                                    ---------     -----------        -----------
          Net increase (decrease) in cash.........     66,445         262,859            418,392
                                                    ---------     -----------        -----------
Cash at beginning of period.......................    314,078         155,533                 --
                                                    ---------     -----------        -----------
Cash at end of period.............................  $ 380,523     $   418,392        $   418,392
                                                    =========     ===========        ===========
Supplemental schedule of noncash investing and
  financing activities
Common stock to be issued in redemption of
  preferred stock.................................  $      --     $        --        $   900,000
Conversion of loan and advance from shareholder to
  common stock....................................     75,000              --             75,000
Issuance of common stock in exchange for full
  recourse note payable...........................     90,000              --             90,000

                             See accompanying notes

                            COMPRESSENT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)

 1. BUSINESS ACTIVITIES AND BASIS OF PRESENTATION

  Business

     Compressent Corporation (the "Company") was incorporated in the state of Florida on August 26, 1994, but did not commence formal operations until April 1995. It is engaged in the development of digital image coding and data compression products which will enable the facsimile transmission of color images from computers equipped with the Company's software programs.

  Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Management recommends that these interim financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's 1996 Report on Form 10-K filed with the SEC. The results of operations for the six months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ended September 30, 1997.

  Net Loss Per Share Attributable to Common Shareholders

     Net loss per share attributable to common shareholders for the three months and six months ended March 31, 1997 is computed using the weighted average number of shares of common stock outstanding during the quarter. Net loss per share attributable to common shareholders for the three months and six months ended March 31, 1996, is computed using the weighted average number of shares of common stock outstanding during the quarter, and in addition, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued by the Company at prices below the public offering price during the twelve month period prior to the initial filing of the registration statement have been included in the calculation as if they were outstanding for all periods prior to the quarter in which the Company's initial public offering became effective (using the treasury stock method and an initial public offering price of $6.00 per share). Fully diluted net loss per share is not presented because it is anti-dilutive.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary earnings per share and fully diluted earnings per share for the quarters ended March 31, 1997 and March 31, 1996 is not expected to be material.

  Cash, Cash Equivalents and Short-Term Investments

     Cash equivalents at March 31, 1997, are comprised of interest bearing money market funds. Short-term investments are designated as available for sale and are comprised of a money market mutual fund that invests only in AAA rated investments in United States treasury notes, federal agency securities and corporate bonds. The difference between the fair market value and carrying value of short-term investments is not significant.

                            COMPRESSENT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1997
                                  (UNAUDITED)

 2. SHAREHOLDERS' EQUITY

  Common Stock Purchase Warrants

     On September 25, 1996, in connection with the Company's initial public offering, the Company issued 1,150,000 redeemable common stock purchase warrants for $0.125 per share. The warrants are exercisable to purchase common stock during the three year period from the effective date of the offering (September 25, 1996), at an exercise price of $6.00 per share. During March 1997, redeemable stock purchase warrants to purchase 50,052 shares of common stock were exercised for $300,312. As of March 31, 1997, there were 1,099,948 warrants outstanding.

  Stock Option

     The Company accounts for stock options granted to outside service providers in accordance with Statement of Financial Accounting Standard No. 123 (SFAS
123), "Accounting for Stock Based Compensation", utilizing the fair value method. In December 1996, the Company's Board of Directors approved the issuance of stock options to certain outside service providers to purchase up to 145,000 shares of the Company's common stock at an exercise price of $7.013 per share. The exercise price was calculated at 110% of the fair market value on the date of grant of $6.375 per share. The options vest one-half in year one and one-half in year two, and expire three years from the date of grant. Pursuant to the provisions of SFAS 123, the fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk free interest rate of approximately 6%; no dividend yield; volatility factor of .5; and a weighted-average expected life of the options of approximately 1.5 years. The fair market value of these options was estimated to be approximately $216,000 and will be recognized as compensation expense over the vesting period. Compensation expense relating to these options for the three and six months ended March 31, 1997 was approximately $37,600 and $50,200 respectively.

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

 3. SOFTWARE CAPITALIZATION

  Software Development Costs

     The Company capitalizes software development costs upon achievement of technological feasibility, subject to net realizable value consideration in accordance with Statement of Financial Accounting Standards No. 86 ("FASB 86"). Based on the Company's development process, technological feasibility is achieved upon completion of a working model. Accordingly, all expenses incurred prior to completion of a working model are expensed. Capitalized costs are amortized upon product release on a straight-line basis over the estimated useful life or the ratio of current revenue to the total current and anticipated future revenues, whichever results in the greater amortization. During March 1997, the Company released the first working model of its facsimile software and began capitalizing software development costs pursuant to FASB 86. A total of approximately $32,000 in software development costs have been capitalized through March 31, 1997.

                            COMPRESSENT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1997
                                  (UNAUDITED)

 4. DISTRIBUTION AGREEMENT

     In January 1997, based on the preliminary agreement reached in December 1996, the Company finalized a five-year agreement with Set 1 (see Note 2), to distribute a "light" version of the Company's CHROMAFAX software with modems developed and marketed worldwide by Set 1. The "light" version is a version of CHROMAFAX with selected functionality. The agreement between the companies stipulates that Compressent will provide technology, support and basic documentation to Set 1. The agreement provides Set 1 with exclusivity for the "light" version bundled with modems based upon minimum shipments per year. The agreement further allows Set 1 to non-exclusively market the retail version of the product through its own channels and distribution partners. As part of the agreement signed with Set 1, the Company granted a stock option to Set 1 to purchase up to 248,600 shares of common stock (see Note 2).

 5. LEGAL

     On February 14, 1997, the Company instituted a lawsuit in Santa Clara County Superior Court against former consultants and a company they had formed known as Color Communication Corporation. The lawsuit asserts claims for breach of contract, breach of confidence, unfair competition and unjust enrichment, alleging that the former consultants misappropriated the Company's confidential information. On April 30, 1997, the Superior Court prohibited the defendants from using the Company's confidential information in any products, literature or advertising. In addition, the Superior Court issued a preliminary injunction barring the former consultants and Color Communications Corporation from advertising, marketing, selling or otherwise distributing any facsimile or color imaging software product for a period of nine months beginning April 21, 1997. There is no assurance that the defendants will not seek to appeal the order. A total of approximately $76,800 in legal expenses have been incurred in connection with this lawsuit through March 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Act of 1934. All forward-looking statements involve risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements as a result of many factors including the Company's inability to complete development of commercial versions of its products, delays in product development or failure of such products to develop substantial sales volume. (See "Factors That May Affect Future Operating Results")

  Overview

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

     For the period from inception (August 26, 1994) through March 31, 1997, the Company has incurred a cumulative net loss of approximately $4,829,000 and had used $4,000,000 in cash for operating activities. The Company expects to continue to incur losses through the end of fiscal 1997 or until the Company is able to attain revenues from sales, licensing or other arrangements sufficient to support its operations. Management believes that current working capital of approximately $3,214,000 will be sufficient to support the Company's planned activities through the end of fiscal 1997. The Company believes that to the extent existing resources and anticipated revenues are insufficient to fund the Company's planned activities in fiscal 1997, additional debt or equity financing will be available from existing investors and others. Based on the Company's current plans, management anticipates that it will be necessary for the Company to raise additional debt or equity financing in the first quarter of fiscal 1998.

  Results of Operations

     Three and Six Months Ended March 31, 1996 and 1997.

  Research and Development

     From inception through March 31, 1997, a substantial part of the Company's activities related to research and development. Research and development expenses were approximately $323,000 and $723,000 for the three months and six months ended March 31,1997, respectively, compared to $214,000 and $316,000, respectively in the corresponding periods in fiscal 1996. The increase is primarily due to increased staffing and consultants, and increased supplies and associated costs related to increased development and testing activities of the software functions and features. The Company believes that significant investments in product development are required to remain competitive. As a consequence the Company intends to incur increased product development expenditures in the future. During March 1997 the Company began capitalizing software development costs pursuant to FASB 86. Approximately $32,000 in software development costs have been capitalized through March 31, 1997.

  Sales and Marketing

     Sales and marketing expenses were approximately $274,000 and $838,000 for the three months and six months ended March 31, 1997, respectively, compared to $32,000 and $42,000, respectively in the corresponding periods in fiscal 1996. The increase is primarily due to costs associated with staffing employees and consultants, participation in trade shows and other events, and the costs associated with developing a marketing strategy and logo. In addition, in December 1996, the Company granted a stock option to Set 1 Communications, NSW, Australia ("Set 1"), to purchase up to 248,600 shares of the Company's common stock. The option was granted in connection with a preliminary agreement between the Company and Set 1 and has an exercise price equal to the fair value of the Company's common stock on the date of grant of $6.375 per share. The option vested immediately and expires two years from the date of grant. Pursuant to the provision of SFAS 123, the fair value of the option was estimated to be $351,000 as of the date of grant using a Black-Scholes option pricing model. During December 1996, the Company recorded the estimated fair value of this option as sales and marketing expense.

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

     In January 1997, the Company finalized a five-year agreement with Set 1 to distribute a "light" version of the Company's CHROMAFAX software with modems developed and marketed worldwide by Set 1. The "light" version is a version of CHROMAFAX with selected functionality. The agreement between the companies stipulates that Compressent will provide technology, support and basic documentation to Set 1. The agreement provides Set 1 with exclusivity for the "light" version bundled with modems based upon minimum shipments per year. The agreement further allows Set 1 to non-exclusively market the retail version of the product through its own channels and distribution partners.

  General and Administrative

     General and administrative expenses consist primarily of compensation and fees for professional services. General and administrative expenses were approximately $525,000 and $935,000 for the three months and six months ended March 31, 1997, respectively, compared to $142,000 and $291,000, respectively in the corresponding periods in fiscal 1996. The increase in general and administrative expenses was primarily attributable to increased staffing, fees for professional services, legal expenses in connection with the lawsuit against Color Communications Corporation and the costs associated with the Company being public. General and administrative expenses are expected to continue to increase to support growing operations and increases in business development efforts, and the continued expenses incurred as a public entity.

  Interest Income

     Interest income was approximately $54,000 and $116,000 for the three months and six months ended March 31, 1997, respectively, compared to $6,000 and $6,000, respectively in the corresponding periods in fiscal 1996. Interest income is primarily derived from the investment of the Company's proceeds from its initial public offering of common stock that closed on October 1, 1996.

  Liquidity and Capital Resources

     The Company had approximately $3,430,000 in cash, cash equivalents and short-term investments at March 31, 1997. To date, the Company has primarily financed its operations through the private and public sale of equity securities. The Company's cash expenditures for operating activities were approximately $1,077,000 and $2,012,000 for the three months and six months ended March 31, 1997, respectively, compared to $302,000 and $549,000, respectively in the corresponding periods in fiscal 1996, and differ from the Company's net loss in these periods principally due to non-cash operating expenditures and an increase in accounts payable and accrued liabilities. The Company expects its cash requirements to increase due to expected increases in expenses related to further research and development of its technologies and increased marketing, manufacturing, sales and distribution and technical support expenses associated with the introduction of its initial color fax products to the market place. During this time, the Company plans to hire additional employees and increase marketing and sales expenses to execute its sales and marketing plans.

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

  Factors That May Affect Future Operating Results

     Development Stage Company; Absence of Operating History. The Company has been engaged primarily in the design and development of CHROMAFAX and CHROMAFAX LITE (the "Initial Color Fax Products") and related technology. The Company has produced a beta version of its initial color fax software product, currently called CHROMAFAX, and is in the process of developing its "light" version, currently called CHROMAFAX LITE. The Company's viability, profitability and growth depend upon successful completion of the development and commercialization of these products. There can be no assurance that any of the Company's technologies or products will be successfully or timely developed or commercialized. The risks, expenses and difficulties often encountered in a shift from the research and development of products to the commercialization of new products based on innovative technology must also be considered. The prospects for the Company's success must be considered in light of the risks, expenses and difficulties often encountered in the establishment of a new business in a continually evolving industry subject to rapid technological and price changes, and characterized by an increasing number of market competitors.

     No Revenues; Anticipated Future Losses. To date, the Company has had no operating revenue and does not anticipate any operating revenue until one or more of its Initial Color Fax Products are completely developed, manufactured in commercial quantities and are available for commercial distribution. The Company anticipates incurring significant costs in connection with the development of its technologies and Initial Color Fax Products and there is no assurance that the Company will achieve sufficient revenues to offset anticipated operating costs. As of March 31, 1997, the Company's deficit accumulated during the developmental stage was approximately $4,829,000. Further, the Company anticipates it will have a loss in its fiscal year ended September 30, 1997, and that losses will continue until the Company's Initial Color Fax Products generate substantial revenues.

     Need for Additional Financing. The Company has expended and will continue to expend substantial funds to complete the research, development and marketing and distribution activities of its products. The Company has been dependent on the sales of its securities to fund its development activities. The Company has no current arrangements with respect to sources of additional financing and there is no assurance that other additional financing will be available to the Company in the future on commercially reasonable terms. The Company believes that additional debt or equity financing will be available from existing investors and others. However, there can be no assurance as to the terms and conditions of any such financing and no certainty that funds would be available when needed. The inability to obtain additional financing, when needed, would be likely to curtail the Company's sales and marketing and product development efforts and would be likely to have a material adverse effect on the Company. To the extent that any future financing involves the sale of the Company's equity securities, the Company's then existing stockholders could be substantially diluted.

     Limited Sales and Marketing Experience. The Company will seek to market and sell its products, if successfully developed, through key manufacturers and distributors. Such companies could be inhibited from doing business with the Company because of their commitment to their own technologies and products. As a result, demand and market acceptance for the Company's technologies and proposed products is subject to a high level of uncertainty. The Company intends to rely in part on the manufacturers of personal computers, fax modems, color printers and scanners for initial distribution of its Initial Color Fax Products as a software package included with such hardware purchase. The Company is therefore dependent upon such firms to distribute its color fax products. In addition, many factors could affect the success of the Company's distribution agreement with Set 1. These include the timing and success of the Company's efforts to develop a "light" version of the Company's CHROMAFAX software, Set 1's performance and marketing efforts, competitive factors and market acceptance.

     Rapid Technological Change. Technologies and proposed products being developed by the Company are in various stages of development. Product development efforts are subject to the risks inherent in the development of new technology and products (including unanticipated delays, expenses, technical problems or difficulties, as well as the possible insufficiency of funding to complete development). There can be no assurance as to when, or whether, such development projects will be successfully completed. The markets for the technology and products being developed by the Company are characterized by rapid changes and evolving industry standards often resulting in product obsolescence or short product life cycles. The Company's operating results will depend upon its ability to complete development and introduce to the marketplace in a timely and cost-competitive manner its proposed products and technology, to continually enhance and improve such products and technology, to adapt its proposed products to be compatible with specific products manufactured by others, and to successfully develop and market new products and technology.

     Substantial Competition. Other companies may be developing technologies or products of which the Company is unaware which may be functionally similar, or superior, to some or all of those being developed by the Company. These companies may have substantially greater, technical, personnel and other resources than the Company and may have established reputations for success in developing, licensing and sales of their products. There is no assurance that the Company will be able to compete successfully, that its competitors or future competitors will not develop technologies or products that render the Company's products and technology obsolete or less marketable or that the Company will be able to successfully enhance its proposed products or technology or adapt them satisfactorily.

     Dependence Upon Qualified and Key Personnel. The success of the Company will be largely dependent on its ability to hire and retain qualified executive, scientific and marketing personnel. There is no assurance that the Company will be able to attract or retain such necessary personnel, particularly in light of the currently high demand for software engineers and other personnel in Silicon Valley. The loss of key personnel or the failure to recruit additional personnel could have a material adverse effect on the Company's business.

     Protection of Proprietary Information. Competitors in both the United States and foreign countries, many of which have substantially greater resources and have made substantial investments in competing technologies, may have applied for or obtained, or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with the Company's ability to make and sell its products. The Company has not conducted an independent review of patents issued to third parties. In addition, because of the developmental stage of the Company, claims that the Company's products infringe on the proprietary rights of others are more likely to be asserted after commencement of commercial sales incorporating the Company's technology. There can be no assurance that other third parties will not assert infringement claims against the Company or that such claims will not be successful. The Company is in the process of applying for patents. There can also be no assurance that competitors will not infringe the Company's patents if any such patents are granted to the Company in the future. Defense and prosecution of patent suits, even if successful, are both costly and time consuming. An adverse outcome in the defense of a patent suit could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease selling its products.

     The Company is in the process of applying for copyrights relating to certain of its proposed Initial Color Fax Products and is also applying for patent protection. There is no assurance that any patents will be obtained. If obtained, there is no assurance that any patents or copyrights will afford the Company commercially significant protection of its technologies or that the Company will have adequate resources to enforce its patents and copyrights. The Company also intends to seek foreign patent and copyright protection. With respect to foreign patents and copyrights, the laws of other countries may differ significantly from those of the United States as to the patentabiliity of the Company's products or technology. Moreover, the degree of protection afforded by foreign patents or copyrights may be different from that in the United States. Patent applications in the United States are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, the Company cannot be certain that it will be the first creator of inventions covered by any patent applications it makes or the first to file patent applications on such inventions. Furthermore, in the desktop computer application market today, patents and copyrights cannot give substantial protection against competitors determined to introduce competing products since it is likely that such competitors will be able to develop similar technology which does not infringe on the Company's proprietary technology.

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

     Efforts to enforce the Company's proprietary rights, even if successful, can be expensive. For example, in April 1997, the Company successfully obtained an injunction against a company which had misappropriated the Company's trade secrets. Legal fees and costs associated with enforcing the Company's rights in such action may exceed $100,000, and there is no assurance that such costs will be covered by insurance.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On February 14, 1997, the Company instituted a lawsuit in Santa Clara County Superior Court against former consultants and a company they had formed known as Color Communication Corporation. The lawsuit asserts claims for breach of contract, breach of confidence, unfair competition and unjust enrichment, alleging that the former consultants misappropriated the Company's confidential information. On April 30, 1997, the Superior Court prohibited the defendants from using the Company's confidential information in any products, literature or advertising. In addition, the Superior Court issued a preliminary injunction barring the former consultants and Color Communications Corporation from advertising, marketing, selling or otherwise distributing any facsimile or color imaging software product for a period of nine months beginning April 21, 1997. There is no assurance that the defendants will not seek to appeal the order.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's 1997 Annual Meeting of Shareholders was held on February 27, 1997. The following is a brief description of each matter voted upon and a statement of the number of votes cast for, against or withheld and the number of abstentions with respect to each matter. There were no broker non-votes with respect to any matter.

     (a) The shareholders elected the following directors to hold office until their term expires and until their successors are elected and qualified:

                                                              FOR      WITHHELD
                                                           ----------  --------
                Abraham Ostrovsky                           3,420,205    2,006
                William M. Allen                            3,420,205    2,006
                Fred Chanowski                              3,420,205    2,006
                E. T. Kalinoski                             3,420,205    2,006
                Jeffrey Waxman                              3,420,205    2,006
                Peter A. Whealton                           3,420,205    2,006
                Stanley A. Young                            3,420,205    2,006

     (b) The shareholders approved the change of the Company's name to Compressent Corporation.

   FOR        AGAINST     ABSTAIN
----------    -------     -------
 3,182,965     5,510      233,736

     (c) The shareholders approved to increase the number of shares of common stock issuable pursuant to the Company's Stock Option Plan.

   FOR        AGAINST     ABSTAIN
----------    -------     -------
 2,769,604    20,509       13,536

     (d) The shareholders ratified the appointment of Ernst & Young, LLP as independent auditors of the Company for the fiscal year ended September 30, 1997.

   FOR        AGAINST     ABSTAIN
----------    -------     -------
 3,417,475     1,000        3,736

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The following exhibits are incorporated by reference to Registrant's Registration Statement on Form S-1, File No. 333-06121:

        EXHIBIT
        NUMBER                                     DESCRIPTION
        -------     -------------------------------------------------------------------------
        3(a)        Amended and Restated Articles of Incorporation of the Registrant
        3(b)        Bylaws of the Registrant
        4.1         Form of Warrant Certificate
        4.2         Form of Common Stock Certificate
        10.1        Financial Advisory Agreement
        10.2        Merger and Acquisition Agreement
        10.3        Warrant Agreement
        10.4        Underwriter's Warrant Agreement
        10.5        Incentive Stock Option Plan
        10.5(a)     Employment Agreement -- Ostrovsky Consulting, Inc.
        10.5(b)     Employment Agreement -- Wil. F. Zarecor
        10.5(c)     Employment Agreement -- John L. Douglas
        10.5(d)     Employment Agreement -- Glenn Crepps

     The following exhibits are filed herewith:

        11.1        Computation of net loss per share
        27          Financial Data Schedule

     (b) Reports on Form 8-K

          (a) The Company filed Form 8-Ks dated October 24, 1996 and November 5, 1996 to disclose a change of accountants. There were no disagreements reported in connection with such change of accountants.

          (b) The Company filed a Form 8-K dated May 5, 1997, to disclose the change of the Company's name from Cable-Sat Systems, Inc., to Compressent Corporation.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Compressent Corporation

Date: :                        May 12,
1997                                      By:                        /s/ Lisa E.
                                          D'Alencon
                                                Lisa E. D'Alencon
                                             Chief Financial Officer
                                                    Secretary

                                             Signing on behalf of the
                                                    registrant
                                            and as principal financial
                                                     officer

                                 EXHIBIT INDEX

Exhibit
  No.             Description
-------           -----------
11.1            Computation of net loss per share
27.1            Financial Data Schedule (March 31, 1997)
27.2            Financial Data Schedule (March 31, 1996)