Form 10-Q
period 1997-06-30
COMPRESSENT CORP
filed 1997-08-05
CIK 1013273

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED: JUNE 30, 1997
                         COMMISSION FILE NO. 333-06121

                            COMPRESSENT CORPORATION
                       (FORMERLY CABLE-SAT SYSTEMS, INC.)
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

                            ------------------------

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the Registrant was required to file such reports); and, (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X      No  ___

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 5,036,752 shares of common stock, as of July 30, 1997.

================================================================================

                            COMPRESSENT CORPORATION

                                     INDEX

                         PART I.  FINANCIAL INFORMATION

                                                                                     PAGE NO.
                                                                                     --------
Item 1. Financial Statements (Unaudited)
        Condensed Statements of Operations -- three and nine months ended June 30,
        1996 and 1997, and for the period from inception (August 26, 1994) to June
        30, 1997...................................................................      3
        Condensed Balance Sheets -- September 30, 1996 and June 30, 1997...........      4
        Condensed Statements of Cash Flows -- nine months ended June 30, 1996 and
        1997, and for the period from inception (August 26, 1994) to June 30,
        1997.......................................................................      5
        Notes to Condensed Financial Statements....................................      6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
        Operations.................................................................      9

                                 PART II.  OTHER INFORMATION

Item 1. Legal Proceedings..........................................................     13

Item 6. Exhibits and Reports on Form 8-K...........................................     13

        SIGNATURES.................................................................     15

ITEM 1. FINANCIAL STATEMENTS.

                            COMPRESSENT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                         PERIOD FROM
                                 THREE MONTHS ENDED          NINE MONTHS ENDED            INCEPTION
                               -----------------------   -------------------------   (AUGUST 26, 1994) TO
                               JUNE 30,     JUNE 30,      JUNE 30,      JUNE 30,           JUNE 30,
                                 1996         1997          1996          1997               1997
                               ---------   -----------   -----------   -----------   --------------------
Operating costs and expenses:
  Research and development...  $ 211,977   $   292,016   $   527,649   $ 1,015,347       $  2,119,306
  Sales and marketing........     79,070       273,126       121,329     1,111,530          1,390,220
  General and
     administrative..........    462,665       591,612       753,394     1,526,957          2,605,111
                               ---------   -----------   -----------   -----------        -----------
     Total operating costs
       and expenses..........    753,712     1,156,754     1,402,372     3,653,834          6,114,637
                               ---------   -----------   -----------   -----------        -----------
Loss from operations.........   (753,712)   (1,156,754)   (1,402,372)   (3,653,834)        (6,114,637)
  Interest income/expense....        750        41,143         6,550       156,884            169,919
                               ---------   -----------   -----------   -----------        -----------
          Net loss...........   (752,962)   (1,115,611)   (1,395,822)   (3,496,950)        (5,944,718)
Less: Accretion on preferred
  stock......................         --            --            --            --           (900,000)
                               ---------   -----------   -----------   -----------        -----------
  Net loss applicable to
     common shareholders.....  $(752,962)  $(1,115,611)  $(1,395,822)  $(3,496,950)      $ (6,844,718)
                               =========   ===========   ===========   ===========        ===========
Net loss per share applicable
  to common shareholders.....  $   (0.18)  $     (0.22)  $     (0.34)        (0.70)
                               =========   ===========   ===========   ===========
Shares used in computing net
  loss per share applicable
  to common shareholders.....  4,117,833     5,032,349     4,108,944     4,994,685
                               =========   ===========   ===========   ===========

                             See accompanying notes

                            COMPRESSENT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                                    SEPTEMBER 30,      JUNE 30,
                                                                       1996(1)           1997
                                                                    -------------     -----------
Current assets
  Cash and cash equivalents.......................................   $    155,533     $ 1,459,383
  Short-term investments..........................................             --       2,256,156
  Other receivable from underwriter in connection with IPO........      5,549,573              --
  Other current assets............................................             --         137,140
                                                                      -----------     -----------
          Total current assets....................................      5,705,106       3,852,679

Property and equipment, net.......................................        136,052         207,919
                                                                      -----------     -----------
Other assets
  Capitalized software............................................             --         194,381
  Other assets....................................................        117,947         103,571
                                                                      -----------     -----------
          Total other assets......................................        117,947         297,952
                                                                      -----------     -----------
          Total assets............................................   $  5,959,105     $ 4,358,550
                                                                      ===========     ===========

                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Note payable to bank............................................   $         --     $ 1,250,000
  Accounts payable................................................        168,266         451,723
  Other accrued liabilities.......................................         90,688          59,888
  Accrued registration costs......................................         55,052              --
  Preferred stock redemption payable..............................        450,000              --
                                                                      -----------     -----------
          Total current liabilities...............................        764,006       1,761,611
Shareholders' equity
  Capital Stock...................................................      7,786,867       8,613,657
  Deficit accumulated during development stage....................     (2,447,768)     (5,944,718)
  Deferred compensation...........................................       (144,000)        (72,000)
                                                                      -----------     -----------
          Total shareholders' equity..............................      5,195,099       2,596,939
                                                                      -----------     -----------
          Total liabilities and shareholders' equity..............   $  5,959,105     $ 4,358,550
                                                                      ===========     ===========

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

                             See accompanying notes

                            COMPRESSENT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                      PERIOD FROM
                                                           NINE MONTHS ENDED           INCEPTION
                                                       -------------------------   (AUGUST 26, 1994)
                                                        JUNE 30,      JUNE 30,        TO JUNE 30,
                                                          1996          1997             1997
                                                       -----------   -----------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
          Net cash used in operating activities......  $(1,257,692)  $(3,044,565)     $(5,033,148)
                                                       -----------   -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of short term investments.................           --    (4,853,727)      (4,853,727)
  Sale of short term investments.....................           --     2,597,571        2,597,571
  Purchase of property and equipment.................     (100,292)     (133,514)        (341,745)
                                                       -----------   -----------      -----------
          Net cash used in investing activities......     (100,292)   (2,389,670)      (2,597,901)
                                                       -----------   -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock...............................    1,252,031            --        1,952,263
  Receipt of proceeds from underwriter...............           --     5,549,573        5,549,573
  IPO registration costs paid........................           --            --         (214,916)
  Proceeds from issuance of note payable to bank.....           --     1,250,000        1,250,000
  Loan from shareholder..............................       75,000            --           75,000
  Repayment of full course note payable..............       90,000            --           90,000
  Sale of redeemable preferred stock.................      450,000            --          450,000
  Redemption of preferred stock......................           --      (450,000)        (450,000)
  Conversion of redeemable stock warrant.............           --       388,512          388,512
                                                       -----------   -----------      -----------
          Net cash provided from financing
            activities...............................    1,867,031     6,738,085        9,090,432
                                                       -----------   -----------      -----------
          Net increase in cash.......................      509,047     1,303,850        1,459,383
                                                       -----------   -----------      -----------
CASH AT BEGINNING OF PERIOD..........................      314,078       155,533               --
                                                       -----------   -----------      -----------
CASH AT END OF PERIOD................................  $   823,125   $ 1,459,383      $ 1,459,383
                                                       ===========   ===========      ===========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
Common stock to be issued in redemption of preferred
  stock..............................................  $        --   $        --      $   900,000
Conversion of loan and advance from shareholder to
  common stock.......................................       75,000            --           75,000
Issuance of common stock in exchange for full
  recourse note payable..............................       90,000            --           90,000

                             See accompanying notes

                            COMPRESSENT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)

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

  Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Management recommends that these interim financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's 1996 Report on Form 10-K filed with the SEC. The results of operations for the nine months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ended September 30, 1997.

  Future Financing

     For the period from inception (August 26, 1994) through June 30, 1997, the Company has incurred a cumulative net loss of approximately $5,945,000 and had used $5,033,000 in cash for operating activities. The Company expects to continue to incur losses through the end of fiscal 1997 or until the Company is able to attain revenues from sales, licensing or other arrangements sufficient to support its operations. Management believes that current working capital of approximately $2,091,000 will be sufficient to support the Company's planned activities through the end of fiscal 1997. Based upon the Company's current plans, management anticipates that it will be necessary for the Company to raise additional debt or equity financing by the first quarter of fiscal 1998 and believes that such financing will be available. However, there can be no assurance as to the terms and conditions of any such financing and no certainty that funds would be available when needed.

  Net Loss Per Share Attributable to Common Shareholders

     Net loss per share attributable to common shareholders for the three months and nine months ended June 30, 1997 is computed using the weighted average number of shares of common stock outstanding during the quarter. Net loss per share attributable to common shareholders for the three months and nine months ended June 30, 1996, is computed using the weighted average number of shares of common stock outstanding during the quarter. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common shares and common equivalent shares issued by the Company at prices below the public offering price during the twelve month period prior to the initial filing of the registration statement have been included in the calculation (using the treasury stock method and an initial public offering price of $6.00 per share) as if they were outstanding for all periods prior to the quarter in which the Company's initial public offering became effective. Fully diluted net loss per share is not presented because it is anti-dilutive.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to

                            COMPRESSENT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 JUNE 30, 1997
                                  (UNAUDITED)

change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary earnings per share and fully diluted earnings per share for the quarters ended June 30, 1997 and June 30, 1996 is not expected to be material.

  Cash, Cash Equivalents and Short-Term Investments

     Cash equivalents consist of short-term financial instruments that are readily convertible into cash with original maturities of less than ninety days from the date of acquisition. The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value.

  Notes Payable

     During June 1997, the Company borrowed $1,250,000 from a bank payable in thirty (30) days, at an interest rate of 6.6% per annum. The loan is secured by a time deposit. The Company has the option to renew the loan for additional periods with the interest rate adjusted to reflect the then current money market rates.

2. SHAREHOLDERS' EQUITY

  Common Stock Purchase Warrants

     On September 25, 1996, in connection with the Company's initial public offering, the Company issued 1,150,000 redeemable common stock purchase warrants for $0.125 per share. The warrants are exerciseable to purchase common stock during the three year period from the effective date of the offering (September 25, 1996), at an exercise price of $6.00 per share. For the nine months ended June 30,1997, redeemable stock purchase warrants to purchase 64,752 shares of common stock were exercised for $388,512. As of June 30, 1997, there were 1,085,248 warrants outstanding.

  Stock Option

     The Company accounts for stock options granted to outside service providers in accordance with Statement of Financial Accounting Standard No. 123 (SFAS
123), "Accounting for Stock Based Compensation", utilizing the fair value method. In December 1996, the Company's Board of Directors approved the issuance of stock options to certain outside service providers to purchase up to 145,000 shares of the Company's common stock at an exercise price of $7.013 per share. The exercise price was calculated at 110% of the fair market value on the date of grant of $6.375 per share. The options vest one-half in year one and one-half in year two, and expire three years from the date of grant. Pursuant to the provisions of SFAS 123, the fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk free interest rate of approximately 6%; no dividend yield; volatility factor of .5; and a weighted-average expected life of the options of approximately 1.5 years. The fair market value of these options was estimated to be approximately $216,000 and will be recognized as compensation expense over the vesting period. Compensation expense relating to these options for the three and nine months ended June 30, 1997 was approximately $37,600 and $87,800 respectively.

     In December 1996, in connection with a preliminary agreement between the Company and a distributor, Set 1 Communications, NSW, Australia ("Set 1") (see
Note 3), the Company granted Set 1 a stock option to purchase up to 248,600 shares of the Company's common stock at the then fair market value of $6.375 per share. The option vested immediately and expires two years from the date of grant. Pursuant to the provisions

                            COMPRESSENT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 JUNE 30, 1997
                                  (UNAUDITED)

of SFAS 123, the fair value for this option was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk free interest rate of approximately 6%; no dividend yield; volatility factor of
 .5; and a weighted-average expected life of the option of 1 year. The Company recorded the entire estimated fair value of this option of approximately $351,000 as sales and marketing expense in the three months ended December 31, 1996.

3. SOFTWARE CAPITALIZATION

  Software Development Costs

     The Company capitalizes software development costs upon achievement of technological feasibility, subject to net realizable value consideration in accordance with Statement of Financial Accounting Standards No. 86 (SFAS 86), "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Based on the Company's development process, technological feasibility is achieved upon completion of a working model. Accordingly, all expenses incurred prior to completion of a working model are expensed. Capitalized costs are amortized upon product release on a straightline basis over the estimated useful life or the ratio of current revenue to the total current and anticipated future revenues, whichever results in the greater amortization. During March 1997, the Company released the first working model of its facsimile software and began capitalizing software development costs pursuant to SFAS 86. A total of approximately $194,500 in software development costs have been capitalized through June 30, 1997, including $162,501 during the three months ended June 30, 1997.

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

5. LEGAL

     On February 14, 1997, the Company instituted a lawsuit in Santa Clara County Superior Court against former consultants and a company they had formed known as Color Communication Corporation. The lawsuit asserts claims for breach of contract, breach of confidence, unfair competition and unjust enrichment, alleging that the former consultants misappropriated the Company's confidential information. On April 30, 1997, the Superior Court prohibited the defendants from using the Company's confidential information in any products, literature or advertising. In addition, the Superior Court issued a preliminary injunction barring the former consultants and Color Communications Corporation from advertising, marketing, selling or otherwise distributing any facsimile or color imaging software product for a period of nine months beginning April 21, 1997. The defendants have twice sought emergency appellate relief to set aside the injunction and were twice denied it. They have now filed notice of their intent to appeal, but the injunction would remain in effect during the appeal. A total of approximately $165,200 in legal expenses have been incurred in connection with this lawsuit through June 30, 1997, including $88,400 during the three months ended June 30, 1997.

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

  Results of Operations

     Three and Nine Months Ended June 30, 1996 and 1997.

  Research and Development

     From inception through June 30, 1997, a substantial part of the Company's activities related to research and development. Research and development expenses were approximately $292,000 and $1,015,000 for the three months and nine months ended June 30,1997, respectively, compared to $212,000 and $528,000, respectively in the corresponding periods in fiscal 1996. The increase is primarily due to increased staffing and consultants, and increased supplies and associated costs related to increased development and testing activities of the software functions and features. The Company believes that significant investments in product development are required to remain competitive. As a consequence the Company intends to incur increased product development expenditures in the future. During March, 1997 the Company began capitalizing software development costs pursuant to SFAS 86. A total of approximately $194,500 in software development costs have been capitalized through June 30, 1997, including $162,501 during the three months ended June 30, 1997.

  Sales and Marketing

     Sales and marketing expenses were approximately $273,000 and $1,112,000 for the three months and nine months ended June 30, 1997, respectively, compared to $79,000 and $121,000, respectively in the corresponding periods in fiscal 1996. The increase is primarily due to costs associated with staffing employees and consultants, participation in trade shows and other events, and the costs associated with developing a marketing strategy and logo. In addition, in December 1996, the Company granted a stock option to Set 1 Communications, NSW, Australia ("Set 1"), to purchase up to 248,600 shares of the Company's common stock. The option was granted in connection with a preliminary agreement between the Company and Set 1 and has an exercise price equal to the fair value of the Company's common stock on the date of grant of $6.375 per share. The option vested immediately and expires two years from the date of grant. Pursuant to the provision of SFAS 123, the fair value of the option was estimated to be $351,000 as of the date of grant using a Black-Scholes option pricing model. During December 1996, the Company recorded the estimated fair value of this option as sales and marketing expense.

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

  General and Administrative

     General and administrative expenses consist primarily of compensation and fees for professional services. General and administrative expenses were approximately $592,000 and $1,527,000 for the three months and nine months ended June 30, 1997, respectively, compared to $463,000 and $753,000, respectively in the corresponding periods in fiscal 1996. The increase in general and administrative expenses was primarily attributable to increased staffing, fees for professional services, legal expenses in connection with the lawsuit against Color Communications Corporation and the costs associated with the Company being public. General and administrative expenses are expected to continue to increase to support growing operations and increases in business development efforts, and the continued expenses incurred as a public company.

  Interest Income

     Interest income was approximately $41,000 and $157,000 for the three months and nine months ended June 30, 1997, respectively, compared to $750 and $6,600, respectively in the corresponding periods in fiscal 1996. Interest income is primarily derived from the investment of the Company's proceeds from its initial public offering of common stock that closed on October 1, 1996.

  Liquidity and Capital Resources

     The Company had approximately $3,716,000 in cash, cash equivalents and short-term investments at June 30, 1997. The Company has primarily financed its operations through the private and public sale of equity securities and proceeds from notes payable. During June 1997, the Company borrowed $1,250,000 from a bank payable in thirty (30) days, at an interest rate of 6.6% per annum. The loan is secured by a time deposit. The Company has the option to renew the loan for additional periods with the interest rate adjusted to reflect the then current money market rates. The Company's cash expenditures for operating activities were approximately $1,033,000 and $3,045,000 for the three months and nine months ended June 30, 1997, respectively, compared to $708,000 and $1,258,000, respectively in the corresponding periods in fiscal 1996, and differ from the Company's net loss in these periods principally due to non-cash operating expenditures and an increase in accounts payable and accrued liabilities. The Company expects its cash requirements to increase due to expected increases in expenses related to further research and development of its technologies and increased marketing, manufacturing, sales and distribution and technical support expenses associated with the introduction of its initial color fax products to the market place and increased administrative expenses associated with fees for professional services, legal expenses in connection with the lawsuit with Color Communication Corporation and the costs associated with the Company being public. The Company plans to hire additional employees and increase marketing and sales expenses to execute its sales and marketing plans.

     Based upon the Company's current plans, management anticipates that it will be necessary for the Company to raise additional debt or equity financing by the first quarter of fiscal 1998 and believes that such financing will be available. However, there can be no assurance as to the terms and conditions of any such financing.

  Factors That May Affect Future Operating Results

     Development Stage Company; Absence of Operating History. The Company has been engaged primarily in the design and development of CHROMAFAX and CHROMAFAX LITE (the "Initial Color Fax Products") and related technology. The Company has produced a version of its initial color fax software product, currently called CHROMAFAX LITE, and is in the process of developing its "retail" version, currently called CHROMAFAX. The Company's viability, profitability and growth depend upon successful completion of the development and commercialization of these products. There can be no assurance that any of the Company's technologies or products will be successfully or timely developed or commercialized. The risks, expenses and difficulties often encountered in a shift from the research and development of products to the commercialization of new products based on innovative technology must also be considered. The prospects for the Company's success must be considered in light of the risks, expenses and difficulties often encountered in the establishment of a new business in a continually evolving industry subject to rapid technological and price changes, and characterized by an increasing number of market competitors.

     No Revenues; Anticipated Future Losses. To date, the Company has had no operating revenue and does not anticipate any operating revenue until one or more of its Initial Color Fax Products are completely developed, manufactured in commercial quantities and are available for commercial distribution. The Company anticipates incurring significant costs in connection with the development of its technologies and Initial Color Fax Products and there is no assurance that the Company will achieve sufficient revenues to offset anticipated operating costs. As of June 30, 1997, the Company's deficit accumulated during the developmental stage was approximately $5,945,000. Further, the Company anticipates it will have a loss in its fiscal year ended September 30, 1997, and that losses will continue until the Company's Initial Color Fax Products generate substantial revenues.

     Need for Additional Financing. The Company has expended and will continue to expend substantial funds to complete the research, development and marketing and distribution activities of its products. The Company has been dependent on the sales of its securities to fund its development activities. Based upon the Company's current plans, management anticipates that it will be necessary for the Company to raise additional debt or equity financing by the first quarter of fiscal 1998 and believes that such financing will be available. However, there can be no assurance as to the terms and conditions of any such financing and no certainty that funds would be available when needed. The inability to obtain additional financing, when needed, would be likely to curtail the Company's sales and marketing and product development efforts and would be likely to have a material adverse effect on the Company. To the extent that any future financing involves the sale of the Company's equity securities, the Company's then existing stockholders could be substantially diluted.

     Limited Sales and Marketing Experience. The Company will seek to market and sell its products, if successfully developed, through key manufacturers and distributors. Such companies could be inhibited from doing business with the Company because of their commitment to their own technologies and products. As a result, demand and market acceptance for the Company's technologies and proposed products is subject to a high level of uncertainty. The Company intends to rely in part on the manufacturers of personal computers, fax modems, color printers and scanners for initial distribution of its Initial Color Fax Products as a software package included with such hardware purchase. The Company is therefore dependent upon such firms to distribute its color fax products. In addition, many factors could affect the success of the Company's distribution agreement with Set 1 and other OEM's. These include Set 1's and other OEM's performance and marketing efforts, competitive factors, market acceptance and the timing and success of the Company's efforts in completing agreements with other OEM partners.

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

     Protection of Proprietary Information. Competitors in both the United States and foreign countries, many of which have substantially greater resources and have made substantial investments in competing technologies, may have applied for or obtained, or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with the Company's ability to make and sell its products. The Company has not conducted an independent review of patents issued to third parties. In addition, because of the developmental stage of the Company, claims that the Company's products infringe on the proprietary rights of others are more likely to be asserted after commencement of commercial sales incorporating the Company's technology. There can be no assurance that other third parties will not assert infringement claims against the Company or that such claims will not be successful. The Company has applied for six (6) patents and is in the process of applying for additional patents. There can also be no assurance that competitors will not infringe the Company's patents if any such patents are granted to the Company in the future. Defense and prosecution of patent suits, even if successful, are both costly and time consuming. An adverse outcome in the defense of a patent suit could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease selling its products.

     The Company is in the process of applying for copyrights relating to certain of its proposed Initial Color Fax Products and is also applying for patent protection. There is no assurance that any patents will be obtained. If obtained, there is no assurance that any patents or copyrights will afford the Company commercially significant protection of its technologies or that the Company will have adequate resources to enforce its patents and copyrights. The Company also intends to seek foreign patent and copyright protection. With respect to foreign patents and copyrights, the laws of other countries may differ significantly from those of the United States as to the patentability of the Company's products or technology. Moreover, the degree of protection afforded by foreign patents or copyrights may be different from that in the United States. Patent applications in the United States are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, the Company cannot be certain that it will be the first creator of inventions covered by any patent applications it makes or the first to file patent applications on such inventions. Furthermore, in the desktop computer application market today, patents and copyrights cannot give substantial protection against competitors determined to introduce competing products since it is likely that such competitors will be able to develop similar technology which does not infringe on the Company's proprietary technology.

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

     Efforts to enforce the Company's proprietary rights, even if successful, can be expensive. For example, in June 1997, the Company successfully obtained an injunction against a company which had misappropriated the Company's trade secrets. Legal fees and costs associated with enforcing the Company's rights in such action are in excess of $165,000 to date, and there is no assurance that such costs won't increase in the future or will be covered by insurance.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On February 14, 1997, the Company instituted a lawsuit in Santa Clara County Superior Court against former consultants and a company they had formed known as Color Communication Corporation. The lawsuit asserts claims for breach of contract, breach of confidence, unfair competition and unjust enrichment, alleging that the former consultants misappropriated the Company's confidential information. On April 30, 1997, the Superior Court prohibited the defendants from using the Company's confidential information in any products, literature or advertising. In addition, the Superior Court issued a preliminary injunction barring the former consultants and Color Communications Corporation from advertising, marketing, selling or otherwise distributing any facsimile or color imaging software product for a period of nine months beginning April 21, 1997. The defendants have twice sought emergency appellate relief to set aside the injunction and were twice denied it. They have now filed notice of their intent to appeal, but the injunction would remain in effect during the appeal.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

     The following exhibits are incorporated by reference to Registrant's Registration Statement on Form S-1, File No. 333-06121:

    EXHIBIT
    NUMBER                                       DESCRIPTION
    -------     -----------------------------------------------------------------------------
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

     The following exhibits are filed herewith:

       11.1     Computation of net loss per share
         27     Financial Data Schedule

     (b) REPORTS ON FORM 8-K

        (1) The Company filed a Form 8-K dated May 5, 1997, to disclose the change of the Company's name from Cable-Sat Systems, Inc., to Compressent Corporation.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Compressent Corporation

Date: August 5, 1997                      By:     /s/  Lisa E. D'Alencon

                                            ------------------------------------
                                                     Lisa E. D'Alencon
                                                  Chief Financial Officer
                                                         Secretary

                                            Signing on behalf of the registrant
                                            and as principal financial officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                          EXHIBITS
------     ----------------------------------------------------------------------------------
 11.1      Computation of net loss per share
   27      Financial Data Schedule