Form 10-K405
period 1997-09-30
COMPRESSENT CORP
filed 1998-02-27
CIK 1013273

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                            ------------------------

                                   FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED: SEPTEMBER 30, 1997
                         COMMISSION FILE NO. 333-06121

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

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the Registrant was required to file such reports); and, (2) has been subject to such filing requirements for the past 90
days.  Yes [ ]     No[X]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at December 1, 1997 was approximately $33,400,000.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 5,042,202 shares of common stock, as of December 1, 1997.

                                   DOCUMENTS
                           INCORPORATED BY REFERENCE

     REGISTRATION STATEMENT ON FORM S-1, FILE NUMBER 333-06121 ARE INCORPORATED BY REFERENCE.
================================================================================

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. All forward-looking statements involve risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements as a result of many factors. Readers should pay particular attention to the risk factors set forth in the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors."

                                     PART I

ITEM 1. BUSINESS

     Compressent Corporation (the "Company") develops digital image coding and data compression software products that will enable the facsimile transmission of color images from computers equipped with the Company's software programs.

     Facsimile transmission, better known as "fax", has become a major means of communication in today's business community. A fax machine can be found in almost every organization and is a standard office tool.

     Facsimile machines convert text or graphics into digital form that can be electronically transmitted and received across telephone lines. When sending images, fax machines operate as scanners, converting images into a series of dots that are then digitally encoded. The digital signal is then converted to a voiceband ("audio") signal for transmission over the telephone network. When receiving images, the machines affix images to paper through a variety of means. The image is converted to a series of dots (either by scanning, in the case of a fax machine, or electronically, in the case of a computer). Many technologies employed in facsimile imaging are similar to those used in computer printers and photocopiers.

     Individual personal computers can be utilized as fax machines by the addition of special circuitry known as a modem with fax capabilities. This allows the computer to send and receive faxes directly without utilizing a free-standing fax machine. Using a computer as a fax machine requires that a telephone line be available during fax transmission and receiving. A fax received directly by a computer can be immediately viewed on screen or stored for later viewing. If the computer is connected to a printer, the fax transmission can be printed.

     A communications software program controls the exchange of information between the computer and the remote computer or facsimile machine at the other end of the phone line. Current communications software packages do not allow a computer generated fax to be sent other than in black and white.

     The communications software operates in accordance with international standards adopted by an international telecommunications standard-making organization. These standards assure that faxes can be sent and received all over the world regardless of the fax machine manufacturer or publisher of the fax software.

     The Company believes that the demand for color fax capabilities will be substantial for the following reasons:

     1. The price of color printers is declining rapidly. The Company believes this will result in color printers becoming the standard for printers used with stand alone or single user personal computers rather than a high priced luxury.

     2. The price of color scanners is declining, making them reasonably available to users of personal computers.

     3. The Windows 95 operating system has built-in color management capabilities, making color easier to use in applications.

     4. The latest computers are generally equipped with faster processors and larger storage devices. This makes it more practical to work with image-intensive applications.

     5. Significant growth in the small office/home office sector and personal home use.

     The Company believes that the above trends will result in demand for color technology, including faxes.

  The Company's Color Fax Products

     CHROMAFAX, is a communications software program designed to allow facsimile transmission of color images. It incorporates the new international standard for color faxing established by the International Telecommunications Union (ITU) and includes the Joint Photographic Experts Group (JPEG) standard for image compression. It enables users to send and receive color faxes to and from their personal computer.

     To the Company's knowledge, CHROMAFAX is the first commercially available fax product that is compliant with the international color fax standard recommended in 1995 by the ITU. The standard ensures compatibility with future standards-based fax applications and machines, regardless of their manufacturer. Thus, users can be assured that their fax software package will continue to work for both color and black and white images.

     A color page, when scanned into a color fax program, results in a very large amount of raw data unless it is compressed. Sizes upwards of 10 megabytes are not uncommon. To manage this data within a computer's memory and to transmit it in a reasonable amount of time, images are usually compressed, and uncompressed by the receiver. The ITU color fax standard specifies how this data is to be managed, transmitted and decoded. This specification imposes certain limitations on color fax software and hardware. The standard requires the use of JPEG compression. This JPEG compression algorithm specified in the standard has a large inherent overhead, and may result in upwards of 8 minutes to transmit a single color page using V.17 (14.4 kb/s) transmission protocols. Implementing this standard assures compatibility with all other standards-based products that are issued in the future, whether by the Company or other vendors.

     To make color faxing even more desirable, CHROMAFAX contains several transmission modes. In addition to complying with the JPEG standard, CHROMAFAX incorporates a proprietary compression process. This compression process reduces the size of large color files resulting in image file sizes that make transmission and storage more efficient and of higher quality. When communicating with a remote CHROMAFAX system, the proprietary compression process and fastest fax transmission protocols are automatically utilized. The Company's compression process and the communications protocol are more efficient and will result in faster transmission for a typical high resolution (200 dpi), 24-bit, full-color page.

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

     CHROMAFAX includes a color scanner and digital camera interface that allows a variety of color scanners and digital cameras to be used for input. The software also supports Windows 95-compatible color printers.

  Research and Development

     The Company is continuously engaged in the development of new products as well as the development and enhancement of its existing products. Research and development expenditures were approximately $201,000 in the period from inception (August 26, 1994) to September 30, 1995, and approximately $903,000 and $1,305,000 in the fiscal years ended September 30, 1996 and 1997, respectively.

  Marketing and Distribution

     The Company initially is marketing CHROMAFAX to people working at home or in small office environment, and to computer hobbyists. The Company's marketing strategy, as currently formulated, emphasizes the rapid introduction of its CHROMAFAX software via all practical channels of distribution in order to maximize public awareness of the product and to encourage usage. The Company also offers a "light" version of the product, CHROMAFAX LITE that has limited functionality to manufacturers of color printers, scanners, computers, modems and other software applications to distribute with their products. The Company will have a version of the product available for downloading from its Internet Web site.

     In order to establish a large base of users, this initial marketing strategy includes distribution of software for little or no revenue to the Company. In other cases, a free trial version of the software, with reduced functionality, will be bundled with products such as color peripherals from other suppliers for little or no revenue to the Company. One of the free trial versions is able to send only a limited number of faxes (e.g. five) before converting to the receive-only version. If the customer desires to continue to use the product to send color faxes after the limited usage has expired, a fee would be paid to the Company. Also, the Company distributes a receive-only version of its program to ensure the more widespread use of color fax. This version is provided free of charge and is currently downloadable from the Internet. The Company will attempt to continually improve the product and introduce upgrades and other versions of the full and "light" versions of its software.

     The Company distributes its products through the following channels: PC software distributors, retail PC software stores, PC software mail-order catalogs, direct to customers via telephone orders, and through OEMs (Original Equipment Manufacturers).

     Distributors. The Company markets CHROMAFAX through independent, non-exclusive distributor arrangements. The Company entered into distribution agreements with both Ingram Micro Inc. and Micro Central during October 1997. CHROMAFAX was initially made available to customers through retail outlets during October 1997. Retail outlets include CompUSA, Egghead, Computer City, Electronic Boutique, J&R Music World, and Software City.

     End users. The Company promotes CHROMAFAX through several mail-order catalogs such as Micro Warehouse, PC Zone, and PC Mall. Commencing in October 1997, individuals can purchase CHROMAFAX directly from retail outlets or by contacting the Company's third party fulfillment house directly.

     Original Equipment Manufacturers. Commencing June 1997, the Company markets CHROMAFAX LITE to certain OEMs under agreements that grant the OEMs the right to distribute copies of the Company's products with the OEM's equipment, typically personal computers, modems, printers and scanners.

OEM DISTRIBUTION AGREEMENTS

     Set 1 Distribution Agreement. In January 1997, based on a preliminary agreement reached in December 1996, the Company finalized a five-year agreement with Set 1, to distribute CHROMAFAX LITE software with modems developed and marketed worldwide by Set 1. The agreement between the companies stipulates that Compressent will provide technology, support and basic documentation to Set 1. The agreement provides Set 1 with exclusivity for CHROMAFAX LITE bundled with modems based upon minimum shipments per year. The agreement further allows Set 1 to non-exclusively market the retail version of the product through its own channels and distribution partners.

     The Media Farm Software Licensing Agreement. In August 1997, the Company entered into a Software Licensing Agreement with The Media Farm, Inc. (TMF). Pursuant to this agreement, TMF will solicit manufacturers of personal computers, hardware and related products to provide various consulting and marketing services, which may include the bundling of the Company's CHROMAFAX LITE software with OEM modems from Hayes Microcomputer Products (Hayes). The agreement between the companies stipulates that Compressent will provide technology, support and basic documentation to TMF. The initial term of the agreement shall be for the earlier of six months, or until certain unit shipment volume has occurred. Since the finalization of this agreement, there have been substantial changes in ownership and management at Hayes. The Company believes that these changes may have a negative impact on the Company's ability to bundle CHROMAFAX LITE software with OEM Modems from Hayes.

     The Media Farm Aftermarket and Direct Distribution Agreement. In August 1997, the Company entered into a Distribution Agreement with The Media Farm, Inc. (TMF). Pursuant to this agreement, TMF may include the Company's CHROMAFAX software in CD-ROM software solutions bundled with computer equipment from leading PC vendors and peripheral manufacturers in North America. TMF will distribute CHROMAFAX via online sites and will offer the product in electronic catalogs distributed through a variety of channels. The initial term of the agreement shall be for one year.

  Manufacturing

     The Company assembles products in the United States. The principal materials and components used include CDs, user manuals, other printed material and packaging. The Company outsources all of its manufacturing to third parties, including CD duplication and product assembly. The Company does not currently anticipate difficulty in securing the raw material and services required in connection with its operations.

  Product Support

     The Company offers technical support for its customers through telephone support. Technical support for the Company's products is provided free to customers. Technical support business hours are from 6:00 a.m. to 6:00 p.m. Pacific Standard Time, Monday through Friday. The Company generally outsources product support activities to independent, third-party service providers.

  Guarantees

     The Company provides a 30 day money back guarantee on its products.

  Patents; Proprietary Information

     The Company has filed U.S. patent and/or copyright applications on certain aspects of its technology and plans to file corresponding applications in certain industrial countries worldwide. In addition to general legal protection for its technologies and products, the Company's strategy is designed to make it difficult for competitors to assess the specifics of the Company's technology. The Company also intends to gain additional protection for its technology and products through the addition of improvement Patents and/or Copyrights.

     To the extent the Company determines to keep certain aspects of its technology as trade secrets rather than as patents, the Company intends to protect these developments by programming techniques that make it more difficult to reverse-engineer the Company's software.

  Competition

     The market that the Company has entered is characterized by intense competition. Most successful software products are eventually subject to competing products from other developers. The markets for the technology and products being developed by the Company are characterized by rapid changes and evolving industry standards often resulting in product obsolescence or short product life cycles. As a result, certain companies may be developing technologies or products of which the Company is unaware which may be functionally similar, or superior, to some or all of those being developed by the Company. Such companies may have substantially greater financial, technical, personnel and other resources than the Company and have established reputations for success in the development, licensing, sale and service of their products and technology. Certain of these potential competitors dominate their industries and have the financial resources necessary to enable them to withstand substantial price competition or downturns in the market for fax products.

     The ability of the Company to compete successfully will depend on its ability to obtain market acceptance of its initial color fax products and technology, to continually enhance and improve such products and technology, and to successfully develop and market new products and technology. There can be no assurance that the Company will be able to compete successfully, that its competitors or future competitors will not develop technologies or products that render the Company's products and technology obsolete or less marketable or that the Company will be able to successfully enhance its proposed products or technology or adapt them satisfactorily.

     See "Risk Factors" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

  Employees

     As of September 30, 1997, the Company had twenty full-time employees, seven of whom are in management and administration, ten in product development and three in sales and marketing. In addition, the President's services are retained by the Company through a consulting contract. The Company uses the services of a variety of contractors as needed to perform various services. None of the Company's employees are subject to a collective bargaining agreement. The Company's continued success is dependent in part upon its ability to attract and retain qualified employees. The Company believes that its relations with its employees are good.

     The executive officers of the Company are as follows:

        NAME           AGE                    POSITION
--------------------   ---   -------------------------------------------
Won-Gil Choe........   65    President and Chief Executive Officer
John McCracken......   34    Vice President -- OEM Sales

     Won-Gil Choe, President and Chief Executive Officer. Mr. Choe was appointed as President and Chief Executive Officer in December 1997. He has served as President and Chief Executive Officer of Sofex, Inc., a software outsourcing company since 1996. From 1993 to 1996 he was the Chairman, President and Chief Executive Officer of Omni Media Technology, Inc., a multimedia technology company. He has held senior financial and engineering management positions with companies such as Memorex, Philips-Signetics, Applied Materials, Mass Miscrosystems, and Vacu-Blast. Mr. Choe received a BS in Engineering from Arizona State University and a MS in Industrial Engineering from Stanford University.

     John McCracken, Vice President, OEM Sales. Mr. McCracken was appointed as Vice President, OEM Sales in December 1997. He founded First Step Consulting, an OEM consulting firm, in December 1996. From August 1995 to November 1996 he was Chief Executive Officer of WitchDesk Corporation. From June 1992 to July 1995 he was the Director of New Business Development for AWARD Software.

ITEM 2. PROPERTIES

     The Company has established its headquarters in San Jose, California. Pursuant to the lease relating to such facility, the Company is obligated to make monthly rental payments of approximately $10,000. The lease expires December 1998. The Company's facility is approximately 5,000 square feet.

ITEM 3. LEGAL MATTERS

     On February 14, 1997, the Company instituted a lawsuit in Santa Clara County Superior Court against former consultants and a company they had formed known as Color Communication Corporation. The lawsuit asserts claims for breach of contract, breach of confidence, unfair competition and unjust enrichment, alleging that the former consultants misappropriated the Company's confidential information. On April 30, 1997, the Superior Court entered a preliminary injunction, prohibiting the defendants from using the Company's confidential information in any products, literature or advertising. The Superior Court also enjoined the defendants from advertising, marketing, selling or otherwise distributing any facsimile or color imaging software product for a period of nine months beginning April 21, 1997. On December 10, 1997, the parties entered into a settlement agreement which continued the prohibitions of the preliminary injunction through January 15, 1998 and permanently prohibited the defendants from using the Company's confidential information. The agreement further prohibits the defendants from communicating with six specific companies through April 15, 1998. As part of the settlement, the Company dismissed its claims against the defendants and received a release of claims from them. A total of approximately $249,000 in legal expenses has been incurred in connection with this lawsuit through September 30, 1997.

     In December 1997, the Board of Directors replaced several members of management with a new and smaller management team. On February 18, 1998, the Company received a letter from one member of the former management alleging wrongful termination and racial discrimination and seeking unspecified damages. The Company believes the claims are without merit and intends to contest the matter vigorously. management does not believe that resolution of the matter will have a material adverse effect on the Company. However, litigation is inherently costly and uncertain and there can be no assurance that the matter will be resolved in the Company's favor or without material cost.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     There were no matters submitted to the Company's security holders during the fourth quarter ended September 30, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Commencing on September 24, 1997 the Company has been trading as a NASDAQ SmallCap issue under the symbol CSNT. Prior to that, the Company's Common Stock had been included for quotation on the OTC Bulletin Board under the symbol CSSA since the Company's initial public offering in September 1996. In connection with the Company's name change from CableSat Systems, Inc. to Compressent Corporation, the Company's stock symbol was changed from CSSA to CSNT on March 11, 1997. As of February 4, 1998, the Company has been trading as a NASDAQ SmallCap issue under the symbol CSNTE as the Company has not met certain NASDAQ SmallCap listing requirements. However, the Company anticipates that it will be in full compliance with the NASDAQ listing requirements subsequent to the Company's filing of its Quarterly Report on Form 10-Q for the period ending December 31, 1997.

     The following table sets forth the high and low sale and bid prices of the Company's stock:

                                                       SALE                       BID
                                                ------------------         ------------------
                  QUARTER ENDED                  HIGH        SALE           HIGH        SALE
    ------------------------------------------  -------     ------         -------     ------
    December 31, 1996.........................  $ 6.750     $5.875         $ 6.500     $6.000
    March 31, 1997............................  $18.625     $5.875         $18.625     $6.375
    June 30, 1997.............................  $14.750     $8.000         $13.500     $8.750
    September 30, 1997........................  $14.250     $8.000         $14.125     $8.625

     Only four quarters are presented above, as prior to the initial public offering in September 1996, there was no established public trading market for the Company's common stock.

     The closing sales stock price of the Company's common stock on September 30, 1997 was $10.25. The Company reported approximately 1,463 stockholders of record on December 1, 1997.

     In the fourth quarter, the Company issued $1,000,000 in convertible subordinated promissory notes to twenty-six accredited purchasers through Rickel & Associates, Inc., a placement agent. The Notes were sold in multiples of $1,000, and the Notes are convertible into such number of shares as the Company's common stock, $0.001 par value ("Common Stock") as shall be determined by dividing the purchase price of the Notes by the lesser of $10.00 per share or the closing price, Common Stock on the day prior to conversion (but in no event less than $7.00 per share), as adjusted for stock splits, stock dividends, and similar events. The Notes bear interest at 10% per year, payable semi-annually on June 15th and December 15th of each year, commencing December 15, 1997. The principal of the Notes is due in September 2002, but may be redeemed at the option of the Company if the average trading price for the Notes has been greater than or equal to $20 per share, as adjusted for stock splits, stock dividends, and similar events, for thirty (30) consecutive trading days. The Notes have certain demand registration rights as defined in the Registration Rights Agreement entered into between the Company and each holder of the Notes.

     The net proceeds to the Company for the first closing of the Offering was $904,000, which the Company anticipates using for working capital purposes. In connection with the Offering, the placement agent has received a selling commission of 8% of all Notes sold, and warrants equal to 10% of the number of shares issuable upon conversion of the Notes at $10 per share, as adjusted for stock splits, stock dividends, and similar events. In addition, the Company paid other Offering expenses incurred by the placement agent in the amount of $15,000. The Company also indemnified the placement agent against certain liabilities in connection with the Offering under the Securities Act of 1933 (the "Securities Act"). The Notes have not been registered under the Securities Act or other securities laws and were sold without any such registration in reliance upon Section 4(2) of the Securities Act and/or similar available exemptions under other securities laws. Pursuant to the Registration Rights Agreement, the Company has agreed to file on or before February 28, 1998, with the Securities and Exchange Commission and use reasonable efforts to cause to become effective, registration with respect the resale of the restricted Notes and the sale of the shares of Common Stock issuable upon conversion thereof, and to keep such Registration Statement effective for a period of eighteen (18) months.

  Equity-Based Line of Credit

     On December 3, 1997, the Company secured a $10,000,000 equity-based line of credit from Kingsbridge Capital Limited, a company organized and existing under the laws of the British Virgin Islands ("KCL"). Under the privately-placed financing, the Company has the right to draw up to $10,000,000 in cash in exchange for the Company's Common stock. Each draw must be for an amount greater than $300,000, but no more than $1,000,000. There must be a minimum of 20 business days between each draw. The number of shares to which KCL is entitled pursuant to a draw shall be determined by dividing the dollar value of the draw by the purchase price. The purchase price is defined as 88% of the lowest closing bid price of the Company's Common Stock over the five trading days beginning two trading days prior to the date of the draw. No more than 1,008,000 shares may be sold pursuant to the equity line. No draws may be made under the line of credit until the Company registers for resale shares issued pursuant to the equity line of credit and the shares issuable on exercise of the warrant, has been declared effective by the Securities and Exchange Commission. No draws may be made during any 20 trading day period in which the average daily trading volume of the Company's Common Stock is less than 22,500 shares per day. The market price of the Company's common stock must equal or exceed $6 per share for the previous 3 trading days prior to a draw. No draws may be made without KCL's consent to the extent the draw would cause KCL to hold more than 9.9% of the Company's Common Stock. The Company's common stock must be qualified for continued listing on the NASDAQ SmallCap Market, for which the Company must, among other requirements, maintain net assets in excess of $2,000,000 or have a total market capitalization greater than $35,000,000. The line of credit will remain in effect for a period of eighteen months. In connection with the agreement, the Company issued KCL a warrant to purchase up to 45,000 shares of the Company's Common Stock at a price of $10.64 per share. The Warrant expires on December 3, 2000. The common stock has not been registered under the Securities Act or other securities laws and were sold without any such registration in reliance upon Section 4(2) of the Securities Act and/or similar available exemptions under other securities laws. Pursuant to the Registration Rights Agreement, the Company has agreed to file within forty-five (45) days following the subscription date, with the Securities and Exchange Commission and use reasonable efforts to cause to become effective no later than ninety (90) days after the subscription date, registration with respect to the resale of the shares of the Registrable Securities, and to keep such Registration Statement effective for a period of eighteen (18) months.

  Warrant Issued to Member of Board of Directors

     On December 30, 1997, in connection with assistance to be provided with the Company's management changes and financing needs, the Company granted a member of the Board of Directors warrants to purchase 700,000 shares of the Company's Common Stock. The Warrants have an exercise price of $6.25 per share and expire three years from the date of grant. The warrants have not been registered under the Securities Act or other securities laws and were sold without any such registration in reliance upon Section 4(2) of the Securities Act and/or similar available exemptions under other securities laws.

  Agreement to Acquire Softlink, Inc.

     On December 31, 1997, the Company entered into an agreement to acquire all of the issued and outstanding shares of Softlink, Inc. (Softlink), a California corporation, pursuant to a Stock Purchase Agreement dated December 31, 1997 between the Company and the shareholders of Softlink. Under the agreement, the purchase price is 450,000 shares of the Company's $.001 par value common stock. The closing of the acquisition is subject to a number of contingencies which have not yet been satisfied. The Stock Purchase Agreement provides that the Company will register one-third of the shares acquired by the Softlink shareholders in the Company's next registered offering.

  Loan From Shareholder

     On January 15, 1998 the Company issued a promissory note to a certain shareholder for $425,000. The note bears interest at 15% per year and is payable on demand or within thirty (30) days of issuance. The Company also issued a warrant to purchase up to 100,000 shares of the Company's common stock at an exercise price of $6.25 per share. The warrants expire in January 15, 2001. The warrants have not been registered under the Securities Act or other securities laws and were sold without any such registration in reliance upon Section 4(2) of the Securities Act and/or similar available exemptions under other securities laws.

  Sale of Preferred Stock

     On February 3, 1998, the Company signed an agreement to sell 56,000 shares of its redeemable convertible Series A Preferred Stock to Call Now, Inc. (Call
Now), a related party, for $62.50 per share which was paid to the Company on February 20, 1998 in the form of municipal bonds with a total aggregate face value of $3,500,000. The bonds are 1997 Series A, Retama Park Racetrack Project, Special Facilities Revenue Refunding Bonds. The Retama Park Racetrack is a horse racing facility in Selma, Texas that is managed by Retama Entertainment Group, an 80 percent owned subsidiary of Call Now. The 1997 Series A Bonds pay interest at a 7 percent annualized rate and are secured by the racetrack facility. The bonds are not currently traded in the open market and prior to the transfer of the bonds to the Company, all such bonds were owned by Call Now. The Company believes that the fair value of the 1997 Series A Bonds approximates the face value. The Company may use the 1997 Series A Bonds as loan collateral to provide operating cash. The Preferred Stock is initially convertible into common stock on a ten to one basis, subject to future adjustments for stock splits, stock dividends or other similar events. The holders of the Preferred Stock have no voting rights, except as required under any applicable state laws. The Preferred Stock has mandatory cumulative dividends of $7.50 per share per annum. The Preferred Stock has an aggregate liquidation preference over the common stock of $62.50 per share plus cumulative unpaid dividends. The Preferred Stock may be redeemed by the Company any time subsequent to 90 days from the date of issuance for $100 per share plus unpaid dividends.

     In connection with the issuance of the Series A Preferred Stock to Call Now, Inc., for nominal proceeds of $500, the Company sold a warrant to Call Now, Inc. to purchase up to 500,000 shares of the Company's common stock with an exercise price of $6.25 per share. After one year, the exercise price is reduced to the lower of $6.25 per share or the average bid and ask price of the common stock for the three days prior to exercise. The warrant expires three years after the date of grant. The warrants have not been registered under the Securities Act or other securities laws and were sold without any such registration in reliance upon Section 4(2) of the Securities Act and/or similar available exemptions under other securities laws.

  Line of Credit

     On February 3, 1998, the Company secured a $10,000,000 line of credit to Call Now, Inc. Under the agreement, the Company has the right to draw up to $10,000,000 on or before September 30, 1998. Proceeds paid to the Company upon making draws under the line may be in the form of bonds similar to the proceeds received on the Sale of Preferred Stock (see above). The Company will be required to issue a Promissory Note bearing interest at 15% per year, payable quarterly, for any amounts drawn against the line of credit. The Company is required to pay Call Now, Inc. a commitment fee of $400,000 within thirty (30) days after the first draw pursuant to the line of credit.

     In connection with the line of credit agreement, the Company issued 500,000 warrants (the "underlying warrants") to Call Now exercisable for $2.00 per warrant. Each underlying warrant may be exercised by Call Now to purchase the Company's common stock at an exercise price of $6.25 per share. The underlying warrants expire three years after the date of grant. The warrants have not been registered under the Securities Act or other securities laws and were sold without any such registration in reliance upon Section 4(2) of the Securities Act and/or similar available exemptions under other securities laws.

  Dividend Policy

     The Company has never paid cash dividends on its Common Stock. The Company intends to retain its cash for use in the operation of the Company's business and does not anticipate paying any dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data for the period from inception (August 26, 1994) to September 30, 1995, the fiscal year ended September 30, 1996, the fiscal year ended September 30, 1997 and the period from inception (August 26, 1994) to September 30, 1997 are qualified by reference to, and should be read in conjunction with, the Company's Financial Statements, the Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere herein. The selected financial data have been derived from Company's audited financial statements.

                                                                           PERIOD FROM         PERIOD FROM
                                                                            INCEPTION           INCEPTION
                                         YEAR ENDED      YEAR ENDED     (AUGUST 26, 1994)   (AUGUST 26, 1994)
                                        SEPTEMBER 30,   SEPTEMBER 30,   TO SEPTEMBER 30,    TO SEPTEMBER 30,
                                            1997            1996              1995                1997
                                        -------------   -------------   -----------------   -----------------
STATEMENT OF OPERATIONS DATA:
Total operating costs and expenses....   $  5,045,717    $  2,204,249      $   256,554         $ 7,506,520
Loss from operations..................   $ (5,045,717)   $ (2,204,249)     $  (256,554)        $(7,506,520)
Interest income and other, net........   $    195,005    $     11,246      $     1,789         $   208,040
Net loss..............................   $ (4,874,969)   $ (2,193,003)     $  (254,765)        $(7,322,737)
Net loss applicable to common
  shareholders........................   $ (4,874,969)   $ (3,093,003)     $  (254,765)        $(8,222,737)
Net loss per share applicable to
  common shareholders.................   $      (0.97)   $      (0.76)     $     (0.06)
Shares used in computing net loss per
  share applicable to common
  shareholders........................      5,007,446       4,044,708        4,101,833

                                                                             SEPTEMBER 30,
                                                                        -----------------------
                                                                           1997         1996
                                                                        ----------   ----------
BALANCE SHEET DATA:
Current assets........................................................  $2,070,500   $5,705,106
Working capital.......................................................   1,490,466    4,941,100
Total assets..........................................................   2,865,145    5,959,105
Current liabilities...................................................     580,034      764,006
Shareholders' equity..................................................   1,285,111    5,195,099

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     For the period from inception (August 26, 1994) through September 30, 1997, the Company incurred a cumulative net loss of approximately $7,323,000 and has used approximately $6,002,000 in cash for operating activities. The Company expects to continue to incur losses during the year September 30, 1998 until the Company is able to attain revenues from sales, licensing or other arrangements sufficient to support its operations. The Company believes that the sale of preferred stock and warrants to purchase common stock in exchange for municipal bonds with an aggregate total face value of $3,500,000 secured in February 1998 from Call Now, Inc. (Call Now), a related party, and the $10,000,000 line of credit also obtained from Call Now in February 1998, are sufficient to provide the Company with working capital to support planned operating activities through September 30, 1998 (see Note 10 --Subsequent Events). Call Now is a publicly held real estate investment company. Call Now's major asset is ownership of the Retama Park Racetrack Project Special Facility Revenue Refunding Bonds. The Retama Park Racetrack is a horseracing facility in Selma, Texas that is managed by the Retama Entertainment Group, an 80 percent owned subsidiary of Call Now. A member of the Company's Board of Directors is the Chairman and President of Call Now and owns over 50 percent of Call Now stock. Another member of the Company's Board of Directors is also a shareholder of Call Now. In addition, Call Now has been involved in several sales of equity and debt financings with the Company in the past and Call Now currently owns common stock of the Company.

  Risk Factors

     The Company's risk factors include, but are not limited to, the following:

     Development Stage Company; Absence of Operating History. The Company has been engaged primarily in the design and development of CHROMAFAX and CHROMAFAX LITE and related technology. The Company's first product release commenced in June 1997. The risks, expenses and difficulties often encountered in a shift from the research and development of products to the commercialization of new products based on innovative technology must be considered. The prospects for the Company's success must be considered in relation to the risks, expenses and difficulties often encountered in establishing of a new business in a competitive industry subject to rapid technological and price changes, and characterized by an increasing number of competitors.

     No Revenues; Anticipated Future Losses. From inception (August 26, 1994) to September 30, 1997, the Company has had no revenue. The Company anticipates incurring significant costs in connection with the development of its future products and technologies and there can be no assurance that the Company will achieve sufficient revenues to offset anticipated operating costs in the future.

     Need for Additional Financing. The Company requires additional financing in the future to acquire technologies that compliment its core products. The Company believes that additional debt or equity financing, if required, will be available from existing and future investors. However, there can be no assurance as to the terms and conditions of any such financing and no certainty that funds would be available when needed. The inability to obtain additional financing, when needed, would likely curtail any technology acquisition efforts and may have a material adverse effect on the Company. To the extent that any future financing involves the sale of the Company's equity securities, the Company's then existing shareholders could be substantially diluted.

     Dependence on Lines of Credit. On December 3, 1997, the Company secured a $10,000,000 equity-based line of credit to Kingsbridge Capital Limited, a company organized and existing under the laws of the British Virgin Islands. Under the privately-placed financing, the Company has the right to draw up to $10,000,000 in cash in exchange for the Company's Common Stock, subject to certain conditions. The line of credit will remain in effect for a period of eighteen months. The Company's ability to make draws on the equity line of credit is subject to a number of conditions which are not currently satisfied. Accordingly, funds may not be available under the equity line of credit.

     On February 3, 1998, the Company secured a $10,000,000 line of credit to Call Now, Inc., a publicly held real estate investment company. Under the agreement, the Company has the right to draw up to $10,000,000 on or before September 30, 1998. The Company will be required to issue a Promissory Note bearing interest at 15% per year, payable quarterly, for any funds drawn against the line of credit.

     The Company believes that the funds under the above Agreements are sufficient to finance the Company's planned operating activities during fiscal 1998. However, should the Company be unable to meet the required terms and conditions, funds under the Agreements may not be available when necessary to finance the Company's planned activities and the Company's operations may be adversely impacted.

     Limited Sales and Marketing Experience. The Company markets and sells its products through key manufacturers and distributors. Such companies could develop competitive products to the Company's. As a result, demand and market acceptance for the Company's technologies and products are subject to a high level of uncertainty. The Company relies in part on the manufacturers of personal computers, fax modems, color printers and scanners for initial distribution of its Initial Color Fax Products as a software package included with such hardware purchase. The Company is therefore dependent upon such firms to distribute its color fax products.

     Rapid Technological Change. Research and development efforts are subject to the risks inherent in the development of new technology and products including, but not limited to, unanticipated delays, technical problems or difficulties, and insufficiency of funding to complete development. There can be no assurance that such development projects will be successfully completed. The markets for the Company's products are characterized by rapid changes and evolving industry standards often resulting in product obsolescence or short product life cycles. The Company's future operating results will depend upon its ability to obtain market acceptance of its initial color fax products and technology, to continually enhance and improve such products and technology, to adapt its proposed products to be compatible with specific products manufactured by others, and to successfully develop and market new products and technology.

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

     Protection of Proprietary Information. Competitors in both the United States and foreign countries, many of which have substantially greater resources and have made substantial investments in competing technologies, may have applied for or obtained, or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with the Company's ability to make and sell its products. The Company has not conducted an independent review of patents issued to third parties. In addition, because of the developmental stage of the Company, claims that the Company's products infringe on the proprietary rights of others are more likely to be asserted after commencement of commercial sales incorporating the Company's technology. There can be no assurance that other third parties will not assert infringement claims against the Company or that such claims will not be successful. The Company has applied for 6 patents and is in the process of applying for additional patents.

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

     The Company is in the process of applying for copyrights relating to certain products and is also applying for patent protection. There is no assurance that any patents will be obtained. If obtained, there is no assurance that any patents or copyrights will afford the Company commercially significant protection of its technologies or that the Company will have adequate resources to enforce its patents and copyrights. The Company also intends to seek foreign patent and copyright protection. With respect to foreign patents and copyrights, the laws of other countries may differ significantly from those of the United States as to the patentabiliity of the Company's products or technology. Moreover, the degree of protection afforded by foreign patents or copyrights may be different from that in the United States. Patent applications in the United States are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, the Company cannot be certain that it will be the first creator of inventions covered by any patent applications it makes or the first to file patent applications on such inventions. Furthermore, in the desktop computer application market today, patents and copyrights cannot give substantial protection against competitors determined to introduce competing products since it is likely that such competitors will be able to develop similar technology which does not infringe on the Company's proprietary technology.

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

  Results of Operations

THE YEAR ENDED SEPTEMBER 30, 1997 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 1996

  Research and Development

     During the fiscal years ended September 30, 1997 and September 30, 1996, a substantial part of the Company's activities related to research and development. The Company's research and development expenses were approximately $1,305,000 for the fiscal year ended September 30, 1997 compared to approximately $903,000 for the fiscal year ended September 30, 1996. The increase is primarily due to increased staffing, including consultants, and increased supplies and associated costs related to increased development and testing activities of the software functions and features. The Company believes that significant investments in research and development will be necessary for both new products and continuing enhancements to existing products. Therefore, the Company expects to incur increased research and development expenditures in the future.

     During March 1997, the Company began capitalizing software development costs pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The Company capitalizes certain software development cost incurred after technological feasibility is achieved. These costs are amortized, beginning when the products are available for general release to customers, over the estimated economic life of the products, generally 24 months. Amortization of capitalized software development costs will be included in cost of revenues. A total of approximately $369,000 and $0 in capitalized software development costs and amortization, respectively, have been recorded for the year ended September 30, 1997. No software development costs were capitalized or amortized for the year ended September 30, 1996.

  Sales and Marketing

     Sales and marketing expenses were approximately $1,588,000 for the fiscal year ended September 30, 1997, compared to approximately $279,000 for sales and marketing expense for the fiscal year ended September 30, 1996. The increase is primarily due to costs associated with developing and implementing a marketing strategy, the costs associated with staffing employees and consultants, and participation in trade shows and other events.

     In addition, in December 1996, the Company granted a stock option to Set 1 Communications, NSW, Australia ("Set 1"), to purchase up to 248,600 shares of the Company's common stock. The option vested immediately and expires two years from the date of grant. Pursuant to the provisions of SFAS 123, the fair value of the option was estimated to be $351,000, which was recorded as sales and marketing expense during December 1996.

     Achieving significant market acceptance and commercialization of the Company's products requires substantial marketing efforts and expenditures to establish market share. The Company expects significant sales and marketing expenses in the future as it attempts to increase its market share.

     In January 1997, the Company finalized a five-year agreement with Set 1 to bundle CHROMAFAX LITE software with modems developed and marketed worldwide by Set 1. The "light" version is a version of CHROMAFAX with selected functionality. The agreement between the companies stipulates that the Company will provide technology, support and basic documentation to Set 1. The agreement provides Set 1 with exclusivity for CHROMAFAX LITE bundled with modems based upon minimum shipments per year. The agreement further allows Set 1 to non-exclusively market the retail version of the product through its own channels and distribution partners.

     In August 1997, the Company entered into a Software Licensing Agreement with The Media Farm, Inc. (TMF). Pursuant to this agreement, TMF will solicit manufacturers of personal computers, hardware and related products to provide various consulting and marketing services, which may include the bundling of the Company's CHROMAFAX LITE software with OEM modems from Hayes Microcomputer Products (Hayes). The agreement between the companies stipulates that Compressent will provide technology, support and basic documentation to TMF. Since the finalization of this agreement, there have been substantial changes in ownership and management at Hayes. The Company believes that these changes may have a negative impact on the Company's ability to bundle CHROMAFAX LITE software with OEM Modems from Hayes.

     In August 1997, the Company entered into a Distribution Agreement with The Media Farm, Inc. (TMF). Pursuant to this agreement, TMF may include the Company's CHROMAFAX software in CD-ROM software solutions bundled with computer equipment from leading PC vendors and peripheral manufacturers in North America. TMF will distribute CHROMAFAX via online sites and will offer the product in electronic catalogs distributed through a variety of channels.

  General and Administrative

     General and administrative expenses were approximately $2,153,000 for the fiscal year ended September 30, 1997, compared to approximately $1,022,000 for the fiscal year ended September 30, 1996. The increase in general and administrative expenses was primarily attributable to increased staffing, fees for professional services, and legal expenses in connection with the lawsuit against Color Communications Corporation. Also, in December 1996, the Company's Board of Directors approved the issuance of stock options to certain outside service providers to purchase up to 145,000 shares of the Company's common stock. The options vest one-half in year one and one-half in year two, and expire three years from the date of grant. Pursuant to the provisions of SFAS 123, the fair value for these options was estimated to be approximately $216,000 and will be recognized as compensation expense over the vesting period. Compensation expense relating to these options for the year ended September 30, 1997 was approximately $125,000.

  Interest Income

     Interest income was approximately $195,000 for the fiscal year ended September 30, 1997, compared to approximately $11,000 for the fiscal year ended September 30, 1996. The increase in interest income is due to the investment of the Company's proceeds from its initial public offering of common stock that closed on October 1, 1996.

  Taxes

     The Company has had net losses since inception and has not provided for federal or state taxes to date. The Company had federal and state net operating loss carryforwards of $6,870,000 for the fiscal year ended September 30, 1997 compared to $2,300,000 for the fiscal year ended September 30, 1996. The net operating loss carryforwards will expire beginning September 30, 2010 (federal) and September 30, 2003 (state), if not utilized. Utilization of the net operating losses may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating loss carryforwards before utilization.

THE YEAR ENDED SEPTEMBER 30, 1996 COMPARED TO THE PERIOD FROM INCEPTION (AUGUST 26, 1994) TO SEPTEMBER 30, 1995

  Research and Development

     From inception through September 30, 1996, a substantial part of the Company's activities related to research and development. The Company's research and development expenses were approximately $903,000 and $201,000 for the fiscal year ended September 30, 1996 and the period from inception (August 26, 1994) to September 30, 1995, respectively. The increase in expenses in fiscal 1996 as compared with the period from inception (August 26, 1994) to September 30, 1995, is primarily related to costs associated with the addition of personnel, increased use of consultants and temporary help, and increased supplies, all incurred to support increased development and testing activities.

  Marketing

     Marketing expenses were approximately $279,000 and $0 for the fiscal year ended September 30, 1996 and the period from inception (August 26, 1994) to September 30, 1995, respectively. Marketing expenses incurred during fiscal 1996 are primarily related to costs associated with staffing employees and consultants to start the Company's marketing efforts and costs associated with developing a marketing strategy and logo.

  General and Administrative

     General and administrative expenses were approximately $1,022,000 and $56,000 for the fiscal year ended September 30, 1996 and the period from inception (August 26, 1994) to September 30, 1995, respectively. The increase is due primarily to increased administrative staffing to support growing operations and increases in business development efforts.

  Taxes

     The Company has had net losses since inception and has not provided for federal or state taxes through September 30, 1996. As of September 30, 1996, the Company had federal and state net operating loss carryforwards of approximately $2,300,000.

  Liquidity and Capital Resources

     Since inception, the Company has primarily relied on sales of its equity securities and borrowings to fund its operations. Between May 1995 and May 1996 the Company received approximately $1,952,000 in cash from sales of its equity securities. In September 1996, the Company's initial public offering of common stock and Redeemable Common Stock Purchase Warrants became effective. The Company received net proceeds of approximately $5,387,614 from this initial public offering, less $108,000 for advisory services to be provided over three years by the Underwriter, Barron Chase Securities, Inc. The Company's outstanding Redeemable Common Stock Purchase Warrants are exercisable at $6.00 per share and could result in the gross receipt of up to an additional $6,900,000. However, there can be no assurance that such warrants will be exercised. Through September 30, 1997, redeemable stock purchase warrants to purchase 64,752 shares of common stock had been exercised for approximately $389,000.

     During June 1997, the Company borrowed $1,250,000 from a bank payable in 30 days, at an interest rate of 6.6% per annum. The loan was secured by a time deposit of equal amount. The Company repaid the loan during September 1997.

     During September 1997, the Company issued $1,000,000 of convertible subordinated debentures which bear interest at a rate of 10% per annum, payable semi-annually, and matures in September 2002. The notes are convertible at the option of the holder into the Company's Common Stock. The conversion price shall be determined by dividing the purchase price of the notes by the lesser of $10.00 per share or the closing price of the Common Stock on the day prior to conversion, but no lower than $7.00 per share. The notes are redeemable at the option of the Company at any time on or after the two year anniversary of the issuance at the original issue price plus accrued interest to the redemption date, provided that the average trading price of the Common Stock is greater than or equal to $20 per share, as adjusted for stock splits, stock dividends and similar events for 30 consecutive trading days prior to the date of the redemption notice.

     Cash used in operating activities has increased from approximately $1,662,000 in fiscal 1996 to approximately $4,013,000 in fiscal 1997, reflecting increased net losses. The Company's cash requirements may increase for the upcoming fiscal year due to expected increases in expenses related to further research and development of its technologies and increased, manufacturing, sales and technical support expenses associated with the introduction of it's initial color fax products.

     Management believes that the sale of preferred stock and warrants to purchase common stock in exchange for municipal bonds with an aggregate total face value of $3,500,000 secured in February 1998 from Call Now, a related party, and the $10,000,000 line of credit also obtained from Call Now during February 1998 (see Note 10 of the Company's audited financial statements), will be sufficient to provide the Company with working capital support the Company's planned operating activities through the fiscal year ended September 30, 1998. As part of its business strategy, the Company has investigated, and will continue to investigate, potential acquisitions of businesses, products and technologies. Such potential acquisitions may require substantial capital resources, which may require the Company to seek additional debt or equity financing.

  Recent Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS 128), "Earnings per Share," which is required for all financial statements issued for periods ending after December 15, 1997, including interim periods. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The new requirements will include a calculation of basic earnings per share, from which the dilutive effect of stock options, warrants and convertible debt will be excluded. The basic earnings per share calculation will not change the primary earnings per share previously reported for the years ended September 1997, 1996 and for the period from inception (August 26, 1994) to September 30, 1995. A calculation of diluted earnings per share will also be required; however, this is not expected to differ materially from the Company's reported primary earnings per share because the Company had net losses for all prior periods reported and therefore, the dilutive effect of stock options, warrants, and convertible debt will be excluded. Accordingly, diluted earnings per share will be the same as basic earnings per share until the Company has net income.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements and is required to be adopted by the Company beginning in fiscal 1999. The Company's management is currently evaluating the impact of this statement on operations.

     Additionally, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," which established standards for the way the public business enterprises report information in annual statements and interim financial reports regarding operating segments, products, and services, geographic areas and major customers. SFAS 131 will first be reflected in the Company's annual financial statements beginning in fiscal 1999. The Company's management is currently evaluating the impact of this statement on operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            COMPRESSENT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF OPERATIONS

                                                                          PERIOD FROM               PERIOD FROM
                                                                           INCEPTION                 INCEPTION
                              YEAR ENDED            YEAR ENDED        (AUGUST 26,1994) TO       (AUGUST 26,1994) TO
                             SEPTEMBER 30,         SEPTEMBER 30,         SEPTEMBER 30,             SEPTEMBER 30,
                                 1997                  1996                   1995                      1997
                            ---------------       ---------------    ----------------------    ----------------------
OPERATING COSTS AND
  EXPENSES:
  Research and
     development..........    $ 1,304,884           $   903,225            $  200,734               $  2,408,843
  Sales and marketing.....      1,588,162               278,690                    --                  1,866,852
  General and
     administrative.......      2,152,671             1,022,334                55,820                  3,230,825
                              -----------           -----------            ----------                -----------
     Total operating costs
       and expenses.......      5,045,717             2,204,249               256,554                  7,506,520
                              -----------           -----------            ----------                -----------
Loss from operations......     (5,045,717)           (2,204,249)             (256,554)                (7,506,520)
  Interest expense........        (24,257)                   --                    --                    (24,257)
  Interest income and
     other, net...........        195,005                11,246                 1,789                    208,040
                              -----------           -----------            ----------                -----------
          Net loss........     (4,874,969)           (2,193,003)             (254,765)                (7,322,737)
Less: Accretion on
  preferred stock.........             --              (900,000)                   --                   (900,000)
                              -----------           -----------            ----------                -----------
Net loss applicable to
  common shareholders.....    $(4,874,969)          $(3,093,003)           $ (254,765)              $ (8,222,737)
                              ===========           ===========            ==========                ===========
Net loss per share
  applicable to common
  shareholders............    $     (0.97)          $     (0.76)           $    (0.06)
                              ===========           ===========            ==========
Shares used in computing
  net loss per share
  applicable to common
  shareholders............      5,007,446             4,044,708             4,101,833
                              ===========           ===========            ==========

                            See accompanying notes.

                            COMPRESSENT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                                           SEPTEMBER 30,
                                                                    ---------------------------
                                                                       1997            1996
                                                                    -----------     -----------
                                            ASSETS
Current assets
  Cash and cash equivalents.......................................  $ 1,900,171     $   155,533
  Other receivable from underwriter in connection with the
     Company's initial public offering............................           --       5,549,573
  Inventory.......................................................       55,620              --
  Prepaids and other current assets...............................      114,709              --
                                                                     ----------      ----------
          Total current assets....................................    2,070,500       5,705,106
Property and equipment
  Office furniture and equipment..................................       97,331          17,785
  Computer equipment..............................................      249,009         158,504
                                                                     ----------      ----------
                                                                        346,340         176,289
  Less accumulated depreciation...................................      128,684          40,237
                                                                     ----------      ----------
          Net property and equipment..............................      217,656         136,052
Capitalized software development costs, net.......................      369,324              --
Other assets......................................................      207,665         117,947
                                                                     ----------      ----------
          Total assets............................................  $ 2,865,145     $ 5,959,105
                                                                     ==========      ==========

                             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable................................................  $   474,292     $   168,266
  Accrued registration costs......................................           --          55,052
  Preferred stock redemption payable..............................           --         450,000
  Accrued payroll and related.....................................       40,316          16,068
  Other accrued liabilities.......................................       65,426          74,620
                                                                     ----------      ----------
          Total current liabilities...............................      580,034         764,006
Long-term debt....................................................    1,000,000              --
Commitments and contingencies
Redeemable preferred stock, par value $.001 per share:
  150,000 shares authorized in 1997 and 1996, none issued and
     outstanding..................................................           --              --
Shareholders' equity
  Common stock, par value $.001 per share: authorized 50,000,000 shares; Issued and outstanding 5,036,752 and 4,972,000 shares
     in 1997 and 1996, respectively...............................        5,037           4,972
  Additional paid in capital......................................    8,650,811       7,781,895
  Deficit accumulated during development stage....................   (7,322,737)     (2,447,768)
  Deferred compensation...........................................      (48,000)       (144,000)
                                                                     ----------      ----------
          Total shareholders' equity..............................    1,285,111       5,195,099
                                                                     ----------      ----------
          Total liabilities and shareholders' equity..............  $ 2,865,145     $ 5,959,105
                                                                     ==========      ==========

                            See accompanying notes.

                            COMPRESSENT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                       STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                    DEFICIT
                                                                                  ACCUMULATED
                                                   COMMON STOCK      ADDITIONAL     DURING                        TOTAL
                                                ------------------    PAID IN     DEVELOPMENT     DEFERRED     SHAREHOLDERS'
                                                 SHARES     AMOUNT    CAPITAL        STAGE      COMPENSATION      EQUITY
                                                ---------   ------   ----------   -----------   ------------   ------------
Sale of common stock for cash.................  1,276,000   $1,276   $   (1,116)  $        --    $       --    $       160
  May 1995 -- $0.001/share....................    374,000     374       199,689            --            --        200,063
  May 1995 -- $0.65/share.....................    550,000     550       499,450            --            --        500,000
Net loss from inception (August 26, 1994) to
  September 30, 1995..........................         --      --            --      (254,765)           --       (254,765)
                                                ---------   ------    ---------   ------------     --------    -----------
Balance -- September 30, 1995.................  2,200,000   2,200       698,023      (254,765)           --        445,458
Sale of common stock for cash
  January 1996 -- $1.00/share.................    120,000     120       119,880            --            --        120,000
  April 1996 -- $0.60/share...................    350,000     350       209,650            --            --        210,000
  May 1996 -- $2.50/share.....................    372,000     372       900,658            --            --        901,030
Common stock issued in exchange for full
  recourse note payable -- March
  1996 -- $0.30/share.........................    300,000     300        89,700            --            --         90,000
Common stock exchanged for services
  December 1995 -- $1.00/share................     60,000      60        59,940            --            --         60,000
  April 1996 -- $0.60/share...................     50,000      50        29,950            --            --         30,000
Exercise of common stock warrant in exchange
  for cash and forgiveness of loans -- March
  1996 -- $0.30/share.........................    320,000     320        95,680            --            --         96,000
Accretion of preferred stock to redemption
  value.......................................         --      --      (900,000)           --            --       (900,000)
Common stock to be issued in October 1996 upon
  redemption of preferred
  stock -- $6.00/share........................    150,000     150       899,850            --            --        900,000
Sales of common stock in initial public
  offering for receivable from underwriter for
  $6.00/share in September 1996, net of issue
  costs of $1,056,146.........................  1,050,000   1,050     5,242,804            --            --      5,243,854
Redeemable warrants issued in initial public
  offering -- $0.125/warrant..................         --      --       143,760            --            --        143,760
Deferred compensation expense related to stock
  options.....................................         --      --       192,000            --      (192,000)            --
Amortization of deferred compensation.........         --      --            --            --        48,000         48,000
Net loss for the year ended September 30,
  1996........................................         --      --            --    (2,193,003)           --     (2,193,003)
                                                ---------   ------    ---------   ------------     --------    -----------
Balance -- September 30, 1996.................  4,972,000   4,972     7,781,895    (2,447,768)     (144,000)     5,195,099
Fair value of stock option grant to
  distributor -- December
  1996 -- $6.375/share........................         --      --       351,000            --            --        351,000
Fair value of stock options granted to outside
  service providers
  December 1996 -- $6.375/share...............         --      --       125,000            --            --        125,000
  August 1997 -- $10.125/share................         --      --         4,469            --            --          4,469
Exercise of redeemable stock purchase warrants
  for common stock
  March 1997 -- $6.00/share...................     50,052      50       300,262            --            --        300,312
  April 1997 -- $6.00/share...................      6,700       7        40,193            --            --         40,200
  May 1997 -- $6.00/share.....................      8,000       8        47,992            --            --         48,000
Amortization of deferred compensation.........         --      --            --            --        96,000         96,000
Net loss for the year ended September 30,
  1997........................................         --      --            --    (4,874,969)           --     (4,874,969)
                                                ---------   ------    ---------   ------------     --------    -----------
Balance -- September 30, 1997.................  5,036,752   $5,037   $8,650,811   $(7,322,737)   $  (48,000)   $ 1,285,111
                                                =========   ======    =========   ============     ========    ===========

                            See accompanying notes.

                            COMPRESSENT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                        PERIOD FROM            PERIOD FROM
                                                                                         INCEPTION              INCEPTION
                                                     YEAR ENDED      YEAR ENDED     (AUGUST 26, 1994) TO   (AUGUST 26, 1994) TO
                                                    SEPTEMBER 30,   SEPTEMBER 30,      SEPTEMBER 30,          SEPTEMBER 30,
                                                        1997            1996                1995                   1997
                                                    -------------   -------------   --------------------   --------------------
Cash flows from operating activities
  Net loss........................................   $(4,874,969)    $(2,193,003)        $ (254,765)           $ (7,322,737)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation..................................        88,447          40,352              2,815                 131,614
    Amortization of other assets..................        36,000              --                 --                  36,000
    Amortization of deferred compensation.........        96,000          48,000                 --                 144,000
    Write-off of property and equipment...........            --          29,126                 --                  29,126
    Common stock exchanged for services...........            --          90,000                 --                  90,000
    Fair value of stock options granted...........       480,469              --                 --                 480,469
  Changes in operating assets and liabilities
    (increase) decrease:
    Note receivable...............................            --         109,000           (109,000)                     --
    Inventory.....................................       (55,620)             --                 --                 (55,620)
    Other current assets..........................      (114,709)             --                 --                (114,709)
    Other assets..................................         9,947          (1,455)            (8,607)                   (115)
    Payables and other liabilities................       321,080         216,018             42,936                 580,034
                                                     -----------     -----------          ---------             -----------
      Net cash used in operating activities.......    (4,013,355)     (1,661,962)          (326,621)             (6,001,938)
Cash flows from investing activities
  Maturities of available-for-sale investments....     4,868,029              --                 --               4,868,029
  Purchases of available-for-sale investments.....    (4,868,029)             --                 --              (4,868,029)
  Purchases of property and equipment.............      (170,051)       (148,707)           (59,524)               (378,282)
  Capitalized software development costs..........      (369,324)             --                 --                (369,324)
                                                     -----------     -----------          ---------             -----------
      Net cash used in investing activities.......      (539,375)       (148,707)           (59,524)               (747,606)
Cash flows from financing activities
  Sale of common stock............................            --       1,252,040            700,223               1,952,263
  Receipt of proceeds from underwriter............     5,549,573              --                 --               5,549,573
  Initial public offering registration costs
    paid..........................................       (55,052)       (214,916)                --                (269,968)
  Loans from shareholder..........................            --          75,000                 --                  75,000
  Repayment of full recourse note payable.........            --          90,000                 --                  90,000
  Sale of redeemable preferred stock..............            --         450,000                 --                 450,000
  Redemption of preferred stock...................      (450,000)             --                 --                (450,000)
  Exercise of redeemable stock purchase warrants
    for common stock..............................       388,512              --                 --                 388,512
  Proceeds from issuance of notes payable.........     1,250,000              --                 --               1,250,000
  Principal payment of notes payable..............    (1,250,000)             --                 --              (1,250,000)
  Debt offering registration costs paid...........      (135,665)             --                 --                (135,665)
  Proceeds from issuance of subordinated long-term
    debt..........................................     1,000,000              --                 --               1,000,000
                                                     -----------     -----------          ---------             -----------
      Net cash provided by financing activities...     6,297,368       1,652,124            700,223               8,649,715
                                                     -----------     -----------          ---------             -----------
      Net increase (decrease) in cash and cash
         equivalents..............................     1,744,638        (158,545)           314,078               1,900,171
Cash and cash equivalents at beginning of
  period..........................................       155,533         314,078                 --                      --
Cash and cash equivalents at end of period........   $ 1,900,171     $   155,533         $  314,078            $  1,900,171
                                                     ===========     ===========          =========             ===========
Supplemental schedule of noncash investing and
  financing activities
Common stock to be issued in redemption of
  preferred stock.................................   $        --     $   900,000         $       --            $    900,000
Conversion of loan from related party to common
  stock...........................................            --          75,000                 --                  75,000
Common stock and warrants issued in initial public
  offering........................................            --       5,387,614                 --               5,387,614
Issuance of common stock in exchange for full
  recourse note payable...........................            --          90,000                 --                  90,000
Supplemental schedule of cash flow information
Cash paid for interest............................   $    20,090     $        --         $       --            $     20,090

                            See accompanying notes.

                            COMPRESSENT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

 1. BUSINESS ACTIVITIES AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Business Activities

     Compressent Corporation (the "Company"), formerly Cable-Sat Systems, Inc., was incorporated in the state of Florida on August 26, 1994, but did not commence formal operations until April 1995. The Company develops digital image coding and data compression products that will enable the facsimile transmission of color images from computers equipped with the Company's software programs.

  Development Stage Company and Financing

     The Company's primary activities since inception have been devoted to developing its initial color facsimile products and related technologies, preparation for marketing, the recruitment of key management and technical personnel, including outside consultants, and raising capital to fund operations. The Company has no revenue from the sale of its products through September 30, 1997. As a result, the financial statements are presented in accordance with Statement of Financial Accounting Standards No. 7 (SFAS 7), "Accounting and Reporting by Development Stage Enterprises."

     For the period from inception (August 26, 1994) through September 30, 1997, the Company had a deficit accumulated during the development stage of approximately $7,323,000 and had used approximately $6,002,000 in cash for operating activities. The Company expects to continue to incur losses during the year ended September 30, 1998, until the Company is able to attain revenues from sales, licensing or other arrangements sufficient to support its operations. The Company believes that the sale of preferred stock and warrants to purchase common stock in exchange for municipal bonds with an aggregate total face value of $3,500,000 and the $10,000,000 line of credit obtained from Call Now, Inc. ("Call Now"), a related party, are sufficient to provide the Company with working capital to support planned operating activities through September 30, 1998 (see Note 10 -- Subsequent Events). Call Now is a publicly held real estate investment company. Call Now's major asset is ownership of the Retama Park Racetrack Project, Special Facilities Revenue Refunding Bonds. The Retama Park Racetrack is a horse racing facility in Selma, Texas that is managed by the Retama Entertainment Group, an 80 percent owned subsidiary of Call Now. A member of the Company's Board of Directors is the Chairman and President of Call Now and owns over 50 percent of Call Now stock. Another member of the Company's Board of Directors is also a shareholder of Call Now. In addition, Call Now has been involved in several sales of equity and debt financings with the Company in the past and Call Now currently owns common stock of the Company.

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

  Inventory

     Inventory is stated at the lower of cost (first-in, first-out method) or market and consists primarily of raw materials, such as packaging materials and software manuals.

                            COMPRESSENT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1997

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

            Office Furniture and Equipment..............................  5 years
            Computers...................................................  3 years

  Capitalized Software Development Costs

     The Company capitalizes software development costs upon achievement of technological feasibility, subject to net realizable value consideration in accordance with Statement of Financial Accounting Standards No. 86 (SFAS 86), "Accounting for costs of Computer Software to be Sold, Leased or otherwise Marketed." Based on the Company's development process, technological feasibility is achieved upon completion of a working model. Accordingly, all expenses incurred prior to completion of a working model are expensed. Capitalized costs are amortized upon product release on a straightline basis over the estimated useful life of two years or the ratio of current revenue to the total current and anticipated future revenues, whichever results in the greater amortization. During March 1997, the Company completed a working model of its facsimile software and began capitalizing software development costs pursuant to SFAS 86. A total of approximately $369,000 in software development costs were capitalized at September 30, 1997. Amortization expense for the year ended September 30, 1997 was $0.

  Other Assets

     In connection with the Company's initial public offering that went effective on September 25, 1996, the Company paid Barron-Chase Securities, Inc. (the underwriter) a $108,000 fee for certain financial advisory services to be provided over the three years following the effective date of the offering. The original fee of $108,000 is amortized on a straight-line basis over the three-year term of the agreement, and is included in other non-current assets. For the year ended September 30, 1997, the Company amortized $36,000 of the fee.

     In connection with the Company's issuance of 10% Convertible Subordinated Promissory Notes (see Note 2) during September 1997, the Company incurred certain debt offering cost which have been capitalized and will be amortized over the five year term of the debt, which matures in September 30, 2002. As of September 30, 1997, approximately $136,000 of offering costs have been capitalized and included in non-current other assets. Amortization expense for the year ended September 30, 1997 was not material.

  Stock Based Compensation

     In October 1995, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." SFAS 123 provides an alternative to APB Opinion 25 (APBO 25), "Accounting for Stock Issued to Employees" by requiring additional disclosure, and is effective for the Company's fiscal year beginning October 1, 1996. The Company plans to continue to account for its employee stock plans in accordance with the provisions of APBO 25 and provide the additional disclosures required by SFAS 123. Accordingly, SFAS is not expected to have a material impact on the Company's financial position, or results of operations. See Note 4.

                            COMPRESSENT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1997

  Advertising and Promotion Costs

     The Company's policy is to expense advertising and promotion costs as incurred. The Company's advertising and promotion expenses were approximately $193,000 for the year ended September 30, 1997. Advertising and promotion expenses were not significant for the year ended September 30, 1996, and for the period from inception (August 25, 1994) to September 30, 1995.

  Income Taxes

     The Company accounts for income taxes in accordance with the provisions of the Statement of Financial Accounting Standards Statement No. 109 (SFAS 109), "Accounting for Income Taxes." Under SFAS 109, the liability method is used for accounting in income taxes.

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

  Impact of Recently Issued Accounting Standards

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS 128), "Earnings per Share," which is required for all financial statements issued for periods ending after December 15, 1997, including interim periods. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The new requirements will include a calculation of basic earnings per share, from which the dilutive effect of stock options, warrants and convertible debt will be excluded. The basic earnings per share calculation will not change the primary earnings per share previously reported for the years ended September 1997, 1996 and for the period from inception (August 26, 1994) to September 30, 1995. A calculation of diluted earnings per share will also be required; however, this is not expected to differ materially from the Company's reported primary earnings per share because the Company had net losses for all prior periods reported, and therefore the dilutive effect of stock options, warrants, and convertible debt will be excluded. Accordingly, diluted earnings per share will be the same as basic earnings per share until the company has net income.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements and is required to be adopted by the Company beginning in fiscal 1999. The Company's management is currently evaluating the impact of this statement on operations.

     Additionally, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," which established standards for the way the public business enterprises report information in annual statements and interim financial reports regarding operating segments, products, and services, geographic

                            COMPRESSENT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1997

areas and major customers. SFAS 131 will first be reflected in the Company's annual financial statements beginning in fiscal 1999. The Company's management is currently evaluating the impact of this statement on operations.

 2. SUBORDINATED LONG-TERM DEBT

     In the fourth quarter, the Company issued $1,000,000 in convertible subordinated promissory notes (each a "Note") to twenty-six accredited purchasers through Rickel & Associates, Inc., a placement agent. The Notes were sold in multiples of $1,000, and the Notes are convertible into such number of shares as the Company's common stock, $0.001 par value ("Common Stock") as shall be determined by dividing the purchase price of the Notes by the lesser of $10.00 per share or the closing price, Common Stock on the day prior to conversion (but in no event less than $7.00 per share), as adjusted for stock splits, stock dividends, and similar events. The Notes bear interest at 10% per year, payable semi-annually on June 15th and December 15th of each year, commencing December 15, 1997. The principal of the Notes is due in September 2002, but may be redeemed at the option of the Company if the average trading price for the Notes has been greater than or equal to $20 per share, as adjusted for stock splits, stock dividends, and similar events, for thirty (30) consecutive trading days. The Notes have certain demand registration rights as defined in the Registration Rights Agreement entered into between the Company and each holder of the Notes.

 3. REDEEMABLE PREFERRED STOCK

     During 1996, the Company had authorized 150,000 shares of redeemable Series A Preferred Stock. The Series A Preferred Stock was entitled to receive a cumulative cash dividend of $0.21 per share on each anniversary from the date of issuance.

     The Company was required to redeem all preferred shares outstanding out of the net proceeds from any underwritten public offering or private placement of the Company's common stock. The redemption price was $3.00 per share plus one share of the Company's common stock per share of preferred stock. The Company's initial public offering of common stock purchase warrants went effective September 25, 1996, and the Company became irrevocably committed to redeem its then outstanding preferred stock. The preferred stock was held by Call Now, a related party. The initial public offering closed on October 1, 1996, and the Company redeemed the preferred stock from Call Now. For purposes of presentation in the accompanying financial statements, the cash redemption amount of the preferred stock of $450,000 is classified as "Preferred stock redemption payable" at September 30, 1996, and is included in current liabilities. In addition, the 150,000 shares of common stock issuable upon redemption of the preferred stock are included as outstanding common stock at September 30, 1996, in the accompanying financial statements. In February 1998, the Company reissued its Series A preferred stock. (See Note 10 -- Subsequent Events, Sale of Preferred Stock).

 4. SHAREHOLDERS' EQUITY

  Public Offering

     During September 1996, the Company completed a public offering of 1,050,000 shares of common stock at $6.00 per share and 1,150,000 redeemable common stock purchase warrants for $0.125 per warrant. The Company received net proceeds of $5,387,614. In addition, as part of the initial public offering, the Company's 150,000 shares of Preferred Stock were redeemed at $3.00 per share plus one share of the Company's common stock per share of preferred stock (see Note
3 -- Redeemable Preferred Stock).

     The initial public offering, a firm underwriting commitment, went effective September 25, 1996. However, the proceeds from this offering were received by the Company from the Underwriter on October 1,

                            COMPRESSENT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1997

1996, upon the closing. Therefore, at September 30, 1996, proceeds from the sale of common stock and redeemable common stock purchase warrants are classified as "Other receivable from underwriter in connection with the Company's initial public offering," the cash redemption amount of the Preferred Stock is classified as "Preferred stock redemption payable" and the common stock issued to redeem the preferred stock is included as outstanding common stock in the accompanying financial statements (see Note 3 -- Redeemable Preferred Stock).

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

  Common Stock Purchase Warrants

     On September 25, 1996, in connection with the Company's initial public offering, the Company issued 1,150,000 redeemable common stock purchase warrants for $0.125 per share. The warrants are exercisable to purchase common stock during the three year period from the effective date of the offering (September 25, 1996), at an exercise price of $6.00 per share. The Company may redeem the warrants at a price of $0.25 per warrant by giving 30 days written notice to the holders if the Company's common stock price equals or exceeds $12.00 per share for 30 consecutive trading days. For the year ended September 30, 1997, redeemable stock purchase warrants to purchase 64,752 shares of common stock were exercised for $388,512. As of September 30, 1997, 1,085,248 warrants were outstanding.

  Underwriter's Warrant and Underlying Warrant

     At the closing of the initial public offering on October 1, 1996, for nominal consideration, the Company issued to the Underwriter, 100,000 Common Stock Underwriter Warrants ("Underwriter's Warrants") and 100,000 Warrant Underwriter Warrants ("Underlying Warrants"). The Underwriter's Warrants are exercisable for a five year period and allow the holder to purchase one share of common stock at a price of $9.00 per share. The exercise price of the Underlying Warrants is $0.1875 per warrant. Each Underlying Warrant is exercisable for a three year period to purchase one share of common stock at a price of $9.00 per share. The Underwriter's Warrant and the Underlying Warrants are subject to adjustment for certain events including mergers, stock dividends, stock splits, and other events. The Underwriter's Warrants contains net issuance provisions permitting the holders to elect to exercise the Underwriter's Warrants in whole or in part and instruct the Company to withhold from the securities issuable upon exercise, the number of securities, valued at the current fair market value on the date of exercise, to pay the exercise price.

                            COMPRESSENT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1997

  Placement Agent's Warrant

     On September 12, 1997, in connection with the Company's issuance of its long-term debt, the Company granted common stock purchase warrants to the placement agent. The warrants allow the holders to purchase up to 8,791 fully paid and non-assessable shares of the Company's common stock at $10.00 per share. The warrants are exercisable at any time before the close of business on September 12, 2002. The fair value of these warrants was not material.

  Stock Options

     Employee and Consultant Stock Options

     In February 1996, the Company's Board of Directors adopted an incentive stock option plan. The plan allows for incentive stock options to be granted to key employees. In addition, from time to time the Board of Directors may grant options to consultants that are in addition to the options approved for key employees under the incentive stock option plan. All options expire no more than five years from the date of grant. The exercise price for all options shall not be less than 100% of the fair market value of the stock subject to the option on the date of grant as determined by the Board of Directors. All options generally vest in increments over a period of three years from the date of grant, with the first increment vesting after one year. Options may be granted with different vesting terms from time to time. The Board of Directors has approved options to purchase up to 1,140,000 shares of common stock to be granted to key employees under the incentive stock option plan and to consultants of the Company.

     A summary of the Company's stock option activity, and related information for the years ended September 30, 1996 and 1997, follows:

                                                                       OPTIONS OUTSTANDING
                                                 SHARES     ------------------------------------------
                                                AVAILABLE   NUMBER OF    AGGREGATE    WEIGHTED AVERAGE
                                                FOR GRANT    SHARES        PRICE       EXERCISE PRICE
                                                ---------   ---------   -----------   ----------------
Balance at September 30, 1995.................         --          --   $        --        $   --
  Shares Authorized...........................    780,000          --            --            --
  Options Granted.............................   (818,500)    818,500     3,308,000          4.04
  Options Canceled............................    250,000    (250,000)   (1,500,000)         6.00
                                                 --------    --------   -----------         -----
Balance at September 30, 1996.................    211,500     568,500     1,808,000          3.18
  Shares Authorized...........................    360,000          --            --            --
  Options Granted.............................   (415,000)    415,000     4,122,750          9.93
  Options Canceled............................     42,333     (42,333)     (243,708)         5.76
                                                 --------    --------   -----------         -----
Balance at September 30, 1997.................    198,833     941,167   $ 5,687,042        $ 6.04
                                                 ========    ========   ===========         =====

                                     OPTIONS OUTSTANDING
                    -----------------------------------------------------
                                    WEIGHTED AVERAGE                                OPTIONS EXERCISABLE
                                       REMAINING                              --------------------------------
    RANGE OF          NUMBER          CONTRACTUAL        WEIGHTED AVERAGE       NUMBER        WEIGHTED AVERAGE
EXERCISE PRICES     OUTSTANDING       LIFE (YEARS)        EXERCISE PRICE      EXERCISABLE      EXERCISE PRICE
----------------    -----------     ----------------     ----------------     -----------     ----------------
     $2.50            441,667             3.60                $ 2.50            401,667            $ 2.50
 $6.00 - $10.00       268,500             4.15                  6.46             99,167              6.00
$10.00 - $14.38       231,000             4.54                 12.33                 --                --
                      -------             ----                ------            -------             -----
                      941,167             3.99                $ 6.04            500,834            $ 3.19
                      =======                                                   =======

                            COMPRESSENT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1997

     The weighted-average grant-date fair value of options granted during the fiscal year ended September 30, 1997 and 1996 was $4.28 and $0.92, respectively.

     In December 1996, the Company's Board of Directors approved the issuance of stock options to certain outside service providers to purchase up to 145,000 shares of the Company's common stock at an exercise price of $7.013 per share. The exercise price was calculated at 110% of the fair market value on the date of grant of $6.375 per share. The options vest one-half in year one and one-half in year two, and expire three years from the date of grant. Pursuant to the provisions of SFAS 123 the fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk free interest rate of approximately 6%; no dividend yield; volatility factor of .5; and a weighted-average expected life of the options of approximately 1.5 years. The fair market value of these options was estimated to be approximately $216,000 and will be recognized as compensation expense over the vesting period. Compensation expense relating to these options for the year ended September 30, 1997 was approximately $125,000 and recorded as general and administrative expense.

     In December 1996, in connection with a preliminary agreement between the Company and a distributor, Set 1 Communications, NSW, Australia ("Set 1"), the Company granted Set 1 a stock option to purchase up to 248,600 shares of the Company's common stock at the then fair market value of $6.375 per share. The option vested immediately and expires two years from the date of grant. Pursuant to the provisions of SFAS 123, the fair value for this option was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk free interest rate of approximately 6%; no dividend yield; volatility factor of .5; and a weighted-average expected life of the option of 1 year. The Company recorded the entire estimated fair value of this option of approximately $351,000 as sales and marketing expense in December 1996.

     During April 1997, the Company granted to the acting President an option to purchase up to 200,000 shares of the Company's common stock at the then fair market value of $10.625 per share. These options vest in increments over a period of two years from the date of grant, with the first increment vesting after one year and expire five years from the date of grant.

     SFAS 123 requires the disclosure of pro forma net income and earnings per share information computed as if the Company had accounted for its stock options granted subsequent to September 30, 1995, under the fair value method set forth in SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996: a risk-free interest rate of 6.0%, a dividend yield of 0%, a volatility factor of .5 for options granted prior to December 1996 and .7 for options granted during December 1996 through September 30, 1997, an expected life ranging from 1.5 to 3.5 years, and a contractual term of 5 years.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                                   YEAR ENDED SEPTEMBER
                                                                ---------------------------
                                                                   1997            1996
                                                                -----------     -----------
    Actual net loss applicable to common shareholders.........  $(4,874,969)    $(3,093,003)
                                                                ===========     ===========
    Pro forma net loss applicable to common shareholders......  $(5,802,331)    $(3,261,192)
                                                                ===========     ===========
    Actual net loss per share applicable to common
      shareholders............................................  $     (0.97)    $     (0.76)
                                                                ===========     ===========
    Pro forma net loss per share applicable to common.........  $     (1.16)    $     (0.81)
                                                                ===========     ===========

                            COMPRESSENT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1997

  Other Stock Options

     In February 1996, the Company's Board of Directors also approved the issuance of stock options to purchase up to 150,000 shares of common stock at $0.30 per share for key employees and consultants. These options are in addition to the options that may be granted under the incentive stock option plan and to consultants described above, and expire five years from the date of grant. As of September 30, 1997, none of these options had been exercised. As of September 30, 1996, the Board of Directors had granted options to purchase 80,000 shares of common stock at $0.10 Based on the difference between the option exercise price and the fair value of the common stock on the date of grant, the Company has recorded $192,000 of deferred compensation relating to these options and is amortizing compensation expense over the two-year vesting period. 40,000 of these options were exercisable at September 30, 1997. As of September 30, 1997, none of these options had been exercised.

  Common stock reserved for future issuance

     Shares of common stock of the Company reserved for future issuance, including shares reserved pertaining to the Underwriter's over-allotment and Underwriter's Warrant and Underlying Warrant are as follows:

                                                                          SEPTEMBER 30,
                                                                              1997
                                                                          -------------
        Redeemable common stock purchase warrants.......................    1,085,248
        Long-term debt conversion.......................................      428,571
        Placement agent warrants........................................       26,373
        Employee, consultant, and other stock options...................    1,290,000
        Underwriter's Warrants and Underlying Warrants..................      200,000
                                                                            ---------
                                                                            3,030,192
                                                                            =========

 5. INCOME TAXES

     Due to operating losses, there is no provision for income taxes for fiscal years 1995, 1996 or 1997. The statutory tax rate of 34% is directly offset by the inability to recognize an income tax benefit from the net operating losses.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets for federal and state income taxes are as follows:

                                                                   SEPTEMBER 30,
                                                             -------------------------
                                                                1997           1996
                                                             -----------     ---------
        Deferred Tax assets:
          Net operating loss carryforwards.................  $ 2,730,000     $ 800,000
          Other -- net.....................................       90,000        60,000
                                                             -----------     ---------
                  Total deferred tax assets................    2,820,000       860,000
          Valuation allowance..............................   (2,820,000)     (860,000)
                                                             -----------     ---------
                  Net deferred tax assets..................  $        --     $      --
                                                             ===========     =========

     The realization of deferred tax assets is dependent on future earnings, the timing and amount of which are uncertain. Accordingly, a valuation allowance, equal to the net deferred tax asset at September 30, 1997 and

                            COMPRESSENT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1997

1996, has been established to reflect these uncertainties. The change in the valuation allowance was a net increase of $1,960,000, $770,000, and $90,000 for fiscal 1997, 1996 and the period from inception (August 26, 1994) to September 30, 1995, respectively.

     As of September 30, 1997, the Company had net operating loss carryforwards of approximately $6,870,000 for federal and State tax purposes, which will expire from 2003 through 2012. Utilization of net operating loss and tax credit carryforwards may be subject to a substantial limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before full utilization.

 6. RELATED PARTY TRANSACTIONS

     In connection with the September issuance of long-term debt (see Note 2), a son, a licensed broker-dealer, of a Director of the Company was paid approximately $60,000 in commissions.

     During May 1996, the Company forgave a loan for $89,000 to the Company's former president. The total amount of forgiveness was recognized as compensation expense by the Company.

     During March 1996, the Company sold 300,000 shares of common stock at the then current fair value of $0.30 per share to the Company's former Chairman and Chief Executive Officer in exchange for a full recourse interest bearing note payable amounting to $90,000. The loan was repaid in May 1996.

     In January 1996 and February 1996, the Company received $75,000 in loans from Call Now. In March 1996, Call Now exercised a repriced warrant to purchase 320,000 shares at $0.30 per share by forgiving the $75,000 in loans plus paying $21,000 in cash (see Note 4 -- Shareholders' Equity and Note 10 -- Subsequent Events).

 7. LEGAL MATTERS

     On February 14, 1997, the Company instituted a lawsuit in Santa Clara County Superior Court against former consultants and a company they had formed known as Color Communication Corporation. The lawsuit asserts claims for breach of contract, breach of confidence, unfair competition and unjust enrichment, alleging that the former consultants misappropriated the Company's confidential information. On April 30, 1997, the Superior Court entered a preliminary injunction, prohibiting the defendants from using the Company's confidential information in any products, literature or advertising. The Superior Court also enjoined the defendants from advertising, marketing, selling or otherwise distributing any facsimile or color imaging software product for a period of nine months beginning April 21, 1997. The defendants have twice sought emergency appellate relief to set aside the injunction and were twice denied it. Trial on the Company's claims against the former consultants and Color Communication Corporation is scheduled to begin on December 15, 1997. The defendants have filed a formal appeal of the injunction which will not be heard until after the trial has concluded. A total of approximately $249,000 in legal expenses has been incurred in connection with this lawsuit through September 30, 1997. The Company believes the ultimate resolution of this matter will not have a material adverse impact on its financial position, results of operations, or cash flow. However, in the near term the Company may incur substantial legal expenses in connection with the prosecution of this matter (see Note 10 -- Subsequent Events, Legal Matters).

 8. COMMITMENTS

     The Company leases office space and office equipment. Rent expense was approximately $115,169, $65,152 and $13,360 for the years ended September 30, 1997 and 1996, and the period from inception

                            COMPRESSENT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1997

(August 26, 1994) to September 30, 1995, respectively, and $193,681 for the period from inception (August 26, 1994) to September 30, 1997.

     Future payments for operating leases at September 30, 1997 are as follows:

                                    YEAR ENDED
        ------------------------------------------------------------------
        September 30, 1998................................................  $144,000
        September 30, 1999................................................    18,000
        September 30, 2000................................................      7000
                                                                            --------
                                                                            $169,000
                                                                            ========

     The Company is committed under an employment agreement with an officer to make the following future payments:

                                    YEAR ENDED
        ------------------------------------------------------------------
        September 30, 1998................................................  $100,000
                                                                            ========

 9. CONCENTRATIONS OF OTHER RISKS

  Suppliers

     The Company currently uses one subcontractor to manufacture and distribute all of its products. If this contractor were to experience supply constraints or financial difficulties, the Company could experience difficulty in satisfying customer demand.

10. SUBSEQUENT EVENTS

  Sale of Preferred Stock

     On February 3, 1998, the Company signed an agreement to sell 56,000 shares of its redeemable convertible Series A Preferred Stock to Call Now, a related party, for $62.50 per share for an aggregate total proceeds of $3,500,000. As payment for the preferred stock, on February 20, 1998, Call Now transferred to the Company 1997 Series A, Retama Park Racetrack Project, Special Facilities Revenue Refunding Bonds with a face value of $3,500,000. The Retama Park Racetrack is a horseracing facility in Selma, Texas that is managed by Retama Entertainment Group, an 80 percent owned subsidiary of Call Now. The 1997 Series A Bonds pay interest at 7 percent per annum and are secured by the racetrack facility. The bonds are not currently traded in the open market and prior to the transfer of the bonds to the Company, all such bonds were owned by Call Now. The Company believes that the fair value of the 1997 Series A bonds approximates the face value. The Company may use the 1997 Series A Bonds as loan collateral to provide operating cash.

     The Preferred Stock sold to Call Now, is initially convertible into common stock on a ten to one basis, subject to future adjustments for stock splits, stock dividends or other similar events. The holders of the Preferred Stock have no voting rights, except as required under any applicable state laws. The Preferred Stock has mandatory cumulative dividends of $7.50 per share per annum. The Preferred Stock has an aggregate liquidation preference over the common stock of $62.50 per share plus cumulative unpaid dividends. The Preferred Stock may be redeemed by the Company any time subsequent to 90 days from the date of issuance for $100 per share plus unpaid dividends.

     In connection with the issuance of the Series A Preferred Stock to Call Now, for nominal proceeds of $500, the Company sold a warrant to Call Now to purchase up to 500,000 shares of the Company's common stock with an exercise price of $6.25 per share or the average bid and ask price of the common stock for the

                            COMPRESSENT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1997

three days prior to exercise. The warrant expires three years after the date of grant. The fair value of the warrant was estimated at the date of the grant using a Black-Scholes option pricing model with the following assumptions, risk free interest rate of approximately 6%; no dividend yield; volatility factor of
 .7; and a weighted average expected life of 3 years. The fair market value of the warrant is estimated to be $1,260,000.

  Line of Credit

     On February 3, 1998, the Company secured a $10,000,000 line of credit from Call Now. Under the agreement, the Company has the right to draw up to $10,000,000 on or before September 30, 1998. Proceeds paid to the Company upon making draws under the line may be in the form of Retama Park Racetrack Bonds similar to the proceeds received on the sale of Preferred Stock (see above). Borrowings must be approved through resolution of the Company's Board of Directors and must be used for working capital or acquisitions due within ten days of the adoption of the resolution. The Company will be required to issue a Promissory Note bearing interest at 15% per year, payable quarterly, for any funds drawn against the line of credit. The Company is required to pay Call Now a commitment fee of $400,000 within thirty (30) days after the first draw pursuant to the line of credit.

     In connection with the line of credit agreement, the Company issued 500,000 warrants (the "underlying warrants") to Call Now exercisable for $2.00 per warrant. Each underlying warrant may be exercised by Call Now to purchase the Company's common stock at an exercise price of $6.25 per share. The underlying warrants expire three years after the date of grant. The fair value of the underlying warrants was determined at the date of the grant using a Black-Scholes option pricing model with the following assumptions, risk free interest rate of approximately 6%; no dividend yield; volatility factor of .7; and a weighted average expected life of 3 years. The fair market value of the underlying warrants is estimated to be $80,000 will be recorded as a component of interest expense in the quarter ended March 31, 1998.

  Loan From Shareholder

     On January 15, 1998, the Company issued a promissory note to a certain shareholder for $425,000. The note bears interest at 15% per year and is payable on demand or within thirty (30) days of issuance. The Company also issued a warrant to purchase up to 100,000 shares of the Company's common stock at an exercise price of $6.25 per share. The warrants expire on January 15, 2001. The fair value of the warrant determined at the date of the grant using a Black-Scholes option pricing model with the following assumptions, risk free interest rate of approximately 6%; no dividend yield; volatility factor of .7; and a weighted average expected life of 3 years. The estimated fair value of the warrants of $195,000 will be recorded as a component of interest expense in the quarter ended March 31, 1998.

  Equity-Based Line of Credit

     On December 3, 1997, the Company secured a $10,000,000 equity-based line of credit from Kingsbridge Capital Limited, a company organized and existing under the laws of the British Virgin Islands ("KCL"). Under the privately-placed financing, the Company has the right to draw up to $10,000,000 in cash in exchange for the Company's Common Stock. Each draw must be for an amount greater than $300,000, but no more than $1,000,000. There must be a minimum of 20 business days between each draw. The number of shares to which KCL is entitled pursuant to a draw shall be determined by dividing the dollar value of the draw by the purchase price. The purchase price is defined as 88% of the lowest closing bid price of the Company's Common Stock over the five trading days beginning two trading days prior to the date of the draw. No more than 1,008,000 shares may be sold pursuant to the equity line. No draws may be made under the line of credit until the Company registers for resale the shares issued pursuant to the equity line of credit and the shares issuable on exercise of the warrant, has been declared effective by the Securities and Exchange

                            COMPRESSENT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1997

Commission. No draws may be made during any 20 trading day period in which the average daily trading volume of the Company's Common Stock is less than 22,500 shares per day. The market price of the Company's common stock must equal or exceed $6 per share for the previous 3 trading days prior to a draw. No draws may be made without KCL's consent to the extent the draw would cause KCL to hold more than 9.9% of the Company's Common Stock. The Company's common stock must be qualified for continued listing on the NASDAQ SmallCap Market, for which the Company must, among other requirements, maintain net assets in excess of $2,000,000 or have a total market capitalization greater than $35,000,000. The line of credit will remain in effect for a period of eighteen months. In connection with the agreement, the Company issued KCL a warrant to purchase up to 45,000 shares of the Company's Common Stock at a price of $10.64 per share. The Warrant expires on December 3, 2000. The fair value of the warrant was estimated at the date of grant using a Black-Scholes options pricing model with the following assumptions, risk free interest rate of approximately 6%; no dividend yield; volatility factor of .7; and a weighted average expected life of 3 years. The estimated fair value of the warrants is $108,000 and will be amortized over 18 months.

     As of February 20, 1998, no funds were available under the equity-based line of credit and the Company has not filed a registration statement to the register shares that may be sold pursuant to the line. Should the Company not make any draws under the equity-based line of credit during the term of the agreement, the Company will be required to pay $120,000 to KCL.

  Warrant Issued to Member of Board of Directors

     On December 30, 1997, in connection with assistance to be provided with the Company's management changes and financing needs, the Company granted a member of the Board of Directors warrants to purchase 700,000 shares of the Company's Common Stock. The Warrants have an exercise price of $6.25 per share and expire three years from the date of grant. The fair value of the warrant was determined at the date of the grant using a Black-Scholes option pricing model with the following assumptions, risk free interest rate of approximately 6%; no dividend yield; volatility factor of .7; and a weighted average expected life of 3 years. The estimated fair value of the warrants of $1,610,000 will be recorded as a charge against general and administrative expenses in the quarter ended December 31, 1997.

  Legal Matters

     On December 10, 1997, the Company and Color Communications Corporation entered into a settlement agreement which continued the prohibitions of the preliminary injunction through January 15, 1998 and permanently prohibited the defendants from using the Company's confidential information. The agreement further prohibits the defendants from communicating with six specific companies through April 15, 1998. As part of the settlement, the Company dismissed its claims against the defendants and received a release of claims from them.

     In December 1997, the Board of Directors replaced several members of management with a new and smaller management team. On February 18, 1998, the Company received a letter from one member of the former management alleging wrongful termination and racial discrimination and seeking unspecified damages. The Company believes the claims are without merit and intends to contest the matter vigorously. Management does not believe that resolution of the matter will have a material effect on the Company. However, litigation is inherently costly and uncertain and there can be no assurance that the matter will be resolved in the Company's favor or without material cost.

                            COMPRESSENT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1997

  Agreement to Acquire Softlink, Inc.

     On December 31, 1997, the Company entered into an agreement to acquire all of the issued and outstanding shares of Softlink, Inc. (Softlink), a California corporation, pursuant to a Stock Purchase Agreement dated December 31, 1997 between the Company and the shareholders of Softlink. The final agreement is subject to certain conditions and the approval by Softlink's shareholders. Softlink designs, manufactures, and distributes e-mail enhancement products for sales under the "Voice" and "BravoMail" brand names. "Voice" is software and hardware that allows for the addition of the voice dimension of communication to e-mail. "BravoMail" is software that allows for e-mail presentations complete with audio, graphics, and real time sequenced annotation and animation. As of December 31, 1997, Softlink did not have significant operating revenues and the book value of its total assets was not material to the Company.

     The closing of the acquisition is subject to a number of contingencies. If the agreement is consummated on the terms currently anticipated, the Company will acquire all of the capital stock of Softlink's shareholders, amounting to 4,059,449 shares of no par value common stock, for a negotiated purchase price of 450,000 shares of the Company's $.001 par value common stock with a fair value of $2,109,000 based on the average of the closing bid and ask prices for the Company's common stock on December 31, 1997. The acquisition will be accounted for using the purchase method of accounting and, accordingly, the purchase price will be allocated to the assets purchased and the liabilities assumed based on their fair values as of the date of the acquisition. The excess of the purchase price over the fair values of the net liabilities acquired of approximately $2,148,000 will be recorded as developed technology, and will be amortized over the estimated useful life of 2 years using the greater of the straight-line method or the ratio of current revenue to the total of current and anticipated revenues.

  Changes in Board of Directors and Management

     In December 1997, the Board of Directors replaced several members of Company management and the Company's Chairman and Chief Executive Officer and the President resigned from the Board of Directors. In addition, on December 30, 1997, two other members of the Company's Board of Directors resigned and the Company appointed a new Chief Executive Officer, Chief Financial Officer, and Vice President of OEM Sales. The new Chief Executive Officer was also named to the Company's Board of Directors. The Chief Financial Officer resigned in February 1998. The Company's Board of Directors currently consists of four members.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Compressent Corporation

     We have audited the accompanying balance sheets of Compressent Corporation (a development stage company) as of September 30, 1997 and 1996, and the related statements of operations, shareholders' equity, and cash flows for the years then ended, and for the period from inception (August 26, 1994) to September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period from inception (August 26, 1994) to September 30, 1995, were audited by other auditors whose report dated December 1, 1995, expressed an unqualified opinion on those statements. The financial statements for the period from inception (August 26, 1994) to September 30, 1995, include a net loss of $254,765. Our opinion on the statements of operations, shareholders' equity, and cash flows for the period from inception (August 26, 1994) to September 30, 1997, insofar as it relates to amounts for prior periods through September 30, 1995, is based solely on the report of other auditors.

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

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Compressent Corporation at September 30, 1997 and 1996, and the results of its operations and its cash flows for the years then ended and for the period from inception (August 26, 1994) to September 30, 1997, in conformity with generally accepted accounting principles.

                                            Ernst & Young LLP

San Jose, California
October 28, 1997, except for
Note 10 as for which the
date is February 24, 1998

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

Board of Directors
Compressent Corporation (formerly Cable-Sat Systems, Inc.)

     We have audited the accompanying statement of operations, shareholders' equity and cash flows of Compressent Corporation (formerly Cable-Sat Systems, Inc.), (a development stage company), for the period from inception (August 26,
1994) to September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Compressent Corporation (formerly Cable-Sat Systems, Inc.), (a development stage company), for the period from inception (August 26, 1994) to September 30, 1995 in conformity with generally accepted accounting principles.

                                          GRANT SCHWARTZ ASSOCIATES, CPA'S

Boca Raton, Florida
December 1, 1995

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in and disagreements with accountants on accounting and financial disclosures during the years ended September 30, 1996 and September 30, 1997.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See Item 1 included herein for information concerning executive officers.

     The directors of the Company are as follows:

                       NAME                  AGE                POSITION
        -----------------------------------  ---   -----------------------------------
                                                   President and Chief Executive
        Won-Gil Choe.......................  65    Officer
        William M. Allen...................  68    Director
        E. T. Kalinoski....................  42    Director and Chairman
        Stanley A. Young...................  70    Director

     Won-Gil Choe, was appointed as President and Chief Executive Officer in December 1997. He has served as President and Chief Executive Officer of Sofex, Inc., a software outsourcing company since 1996. From 1993 to 1996 he was the Chairman, President and Chief Executive Officer of Omni Media Technology, Inc., a multimedia technology company. He has held senior financial and engineering management positions with companies such as Memorex, Philips-Signetics, Applied Materials, Mass Miscrosystems, and Vacu-Blast.

     William M. Allen has been a director since 1995. He has been President and director of Call Now, Inc. since June 1992.

     E. T. Kalinoski has been a director since 1995 and has served as Chairman since January 1998. He had served as President of the Company until September 1995. He has been a financial consultant with MSH Capital, a consulting firm, since 1991.

     Stanley A. Young has been a director since October 1996. He has been active as a consultant and venture capital investor of the past five years. He is President and Chairman of Young Management Group, Inc., consultants. He also serves on the Board of Directors of JetForm, Inc. Andyne Computer, Inc. and SEEC.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

     The following table sets forth the total compensation paid to the Company's chief executive officer for the last three completed fiscal years and each of the other executive officers of the Company who received compensation of $100,000 or more during any such year.

                                                               TOTAL ANNUAL CASH COMPENSATION
                                                            -------------------------------------
                                           YEAR ENDED                                OTHER ANNUAL
             NAME AND POSITION            SEPTEMBER 30,      SALARY       BONUS      COMPENSATION
    ------------------------------------  -------------     --------     -------     ------------
    Wil Zarecor.........................       1995         $ 36,000     $    --        $   --
      President                                1996          144,000          --            --
                                               1997          132,000          --            --
    Abe Ostrovsky.......................       1996          120,000      90,000         4,176
      Chairman and Chief Executive
         Officer                               1997          240,000          --            --
    Shelley Harrison....................       1997          159,000          --            --
      Vice President, Marketing, Sales
         and Operations
    Lisa D'Alencon......................       1997          159,000          --            --
      Chief Financial Officer

  Employment and Consulting Agreements

     Abe Ostrovsky's employment with the Company through December 1997 was pursuant to an Employment Agreement dated March 1, 1996 with Ostrovsky Consulting, Inc., a corporation organized to market the services of Mr. Ostrovsky. Pursuant to the agreement, Mr. Ostrovsky would serve as Chairman and Chief Executive Officer through February 28, 1998. The agreement provided for an initial salary of $240,000 per year and an annual bonus as determined by the Company's Board of Directors. Pursuant to the agreement, Mr. Ostrovsky purchased 300,000 shares of the Company's common stock at $0.30 per share. Mr. Ostrovsky was later granted an Incentive Stock Option for 180,000 shares at $2.50 per share. Pursuant to the agreement, Mr. Ostrovsky was appointed as a director of the corporation.

     Wil F. Zarecor served as President pursuant to a two-year employment agreement that terminated on August 30, 1997. Such agreement provides for a base salary of $144,000 per year.

     In April 1997, the Company contracted with Peter Whealton, one of the Company's Directors, to act as the Company's President. A consulting fee of $15,000 per month through December 1997 was paid for his services.

  Information Concerning Stock Options

     The following table sets forth grants of stock options to the executive officers named in the Summary Compensation Table during the fiscal year ended September 30, 1997.

          STOCK OPTION GRANTS IN FISCAL YEAR ENDED SEPTEMBER 30, 1997

                                              PERCENT OF
                                            TOTAL OPTIONS
                                              GRANTED TO
                                   NO. OF   ALL EMPLOYEES    EXERCISE   EXPIRATION
              NAME                 SHARES   IN FISCAL YEAR    PRICE        DATE        5%(1)     10%(1)
---------------------------------  ------   --------------   -------  --------------  --------  --------
                                                               ($)                      ($)       ($)
Shelley Harrison.................  35,000         8.4%        14.375   February 2002   139,004   307,163
                                   25,000         6.0%         13.00      April 2002    89,792   198,416
Lisa D'Alencon...................  25,000         6.0%         13.00      April 2002    89,792   198,416

---------------

(1) Potential realizable value is based on an assumption that the market price of the stock appreciates at the stated rate, compounded annually, from the date of grant until the end of the 5-year term of the option. These values are calculated based on requirements promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate or projection of future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of the Common Stock.

     The following table sets forth the number of stock options held by the executive officers named in the Summary Compensation Table as of September 30, 1997 as well as fiscal year end value of unexercised "in-the-money" options held which represents the positive difference between the exercise price and the market price at fiscal year end. No such executive exercised any options during the fiscal year.

                                                    NUMBER OF                  VALUE OF
                                                   UNEXERCISED                UNEXERCISED
                                                     OPTIONS              IN-THE-MONEY OPTION
                                                AT FISCAL YEAR END        AT FISCAL YEAR END
                                               --------------------     -----------------------
                      NAME                      VESTED     UNVESTED       VESTED       UNVESTED
    -----------------------------------------  --------    --------     ----------     --------
    Abe Ostrovsky............................   180,000          --     $1,395,000     $     --
    Wil Zarecor..............................     6,667          --     $   51,667     $     --
    Shelley Harrison.........................   100,000      80,000     $  823,000     $203,000
    Lisa D'Alencon...........................    45,000      25,000     $  191,250     $     --

  Director Compensation

     Non-employee directors receive no compensation for attending Board or Committee meetings. The Company pays the expenses directors incurred in attending Board and Committee meetings. On December 4, 1996 each of the following directors received an option to purchase 20,000 shares of the Company's common stock at the then fair market value of $6.375 per share:
William M. Allen, E. T. Kalinoski, Wil Zarecor, Fred Chanowski, Stanley A. Young, Peter A. Whealton and Jeffrey Waxman. These options vest in increments over a period of three years from the date of grant, with the first increment vesting after one year and expire five years from the date of grant.

     During April 1997, the Company granted to the acting President, who was also a Director, an option to purchases up to 200,000 shares of the Company's common stock at the then fair market value of $10.625 per share. These options vest in increments over a period of two years from the date of grant, with the first increment vesting after one year and expire five years from the date of grant.

  Stock Performance Chart

     The graph below compares the cumulative total stockholder return on the Company's Common Stock with the cumulative total return on the NASDAQ Stock Market Index and the NASDAQ Computer & Data Processing Index for the period September 30, 1996 through September 30, 1997, assuming an investment of $100 and the reinvestment of any dividends.

     The comparisons in the graph are based upon historical data and are not indicative of, nor intended to forecast, future performance of the Company's Common Stock.

        Measurement Period              Compressent                           Computer & Data
      (Fiscal Year Covered)             Corporation           NASDAQ         Processing Index
9/30/96                                    100                 100                 100
9/30/97                                    158                 137                 135

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 1, 1997, the beneficial ownership of the Company's Common Stock by (i) the only persons who own of record or are known to own, beneficially, more than 5% of the Company's Common Stock; (ii) each director and each executive officer of the Company named in the Summary Compensation Table; and (iii) all directors and officers as a group.

                                                                    NUMBER OF   PERCENT
                             NAME AND ADDRESS                        SHARES     OF CLASS
        ----------------------------------------------------------  ---------   --------
                                                                                  (1)
        Call Now, Inc.(2)
          P.O. Box 531399
          Miami Shores, FL 33153..................................    204,897      4.1%
        Abe Ostrovsky(3)..........................................    457,000      9.1%
        William M. Allen(2),(4)...................................    459,272      9.1%
        Fred Chanowski(4).........................................     20,100        *
        Lisa D'Alencon(5).........................................     70,000      1.4%
        Shelley Harrison(6).......................................    180,000      3.6%
        E. T. Kalinoski(4)........................................    128,500      2.5%
        Jeff Waxman(4)............................................     20,000        *
        Peter Whealton(7).........................................    223,000      4.4%
        Stanley A. Young(4),(8)...................................    123,600      2.5%
        Wil Zarecor(9)............................................    186,667      3.7%
        Directors.................................................  1,431,472     28.4%

---------------

 (1) Based on 5,042,202 shares outstanding.

 (2) Represents 204,897 shares owned by Call Now, Inc. of which Mr. Allen is an affiliate and 254,375 shares owned directly and owned by his spouse.

 (3) Includes 140,000 shares which may be acquired pursuant to outstanding stock options.

 (4) Includes 20,000 shares which may be acquired pursuant to outstanding stock options.

 (5) Includes 70,000 shares which may be acquired pursuant to outstanding stock options.

 (6) Includes 180,000 shares which may be acquired pursuant to outstanding stock options.

 (7) Includes 220,000 shares which may be acquired pursuant to outstanding stock options.

 (8) Includes 79,412 shares owned by a Limited Partnership of which Mr. Young is a General Partner.

 (9) Includes 6,667 shares which may be acquired pursuant to outstanding stock options.

  *  Less than 1%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In April 1997, the Company contracted with Peter Wealton, then one of the Company's Directors, to act as the Company's President. A consulting fee of $15,000 per month was paid for his services.

     In connection with the September 1997 issuance of long-term debt a son, a licensed broker-dealer, of a Director of the Company was paid approximately $60,000 in commissions.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report.

        (1) Financial Statements

          The following financial statements of the Registrant and Reports of Ernst & Young LLP, Independent Auditors and Grant-Scwartz Associates, CPA's, Independent Auditors are included herewith:

             (i) Statements of Operations for the year ended September 30, 1997, the year ended September 30, 1996, the period from inception (August 26, 1994) to September 30, 1995, and the period from inception (August 26,
        1994) to September 30, 1997.

             (ii) Balance Sheets as of September 30, 1997 and 1996.

             (iii) Statements of Shareholder's Equity for the year ended September 30, 1997, the year ended September 30, 1996, and the period from inception (August 26, 1994) to September 30, 1995.

             (iv) Statements of Cash Flows for the year ended September 30, 1997, the year ended September 30, 1996, the period from inception (August 26, 1994) to September 30, 1995, and the period from inception (August 26, 1994) to September 30, 1997.

             (v) Notes to Financial Statements.

             (vi) Report of Ernst & Young LLP, Independent Auditors.

             (vii) Report of Grant-Schwartz Associates, CPA's, Independent Auditors.

          (2) Financial Statement Schedules -- None.

        (3) Exhibits

     The following exhibits are incorporated by this reference to Registrant's Registration Statement on Form S-1, File No. 333-06121:

 EXHIBIT
   NO.                                        DESCRIPTION
---------  ----------------------------------------------------------------------------------
1(a)       Underwriting Agreement
3(a)       Amended and Restated Articles of Incorporation of the Registrant
3(b)       Bylaws of the Registrant
 4.1       Form Warrant Certificate
 4.2       Form of Common Stock Certificate
10.1       Financial Advisory Agreement
10.2       Merger and Acquisition Agreement
10.3       Warrant Agreement
10.4       Underwriter's Warrant Agreement
10.5       Incentive Stock Option Plan
10.5(a)    Employment Agreement -- Ostrovsky Consulting, Inc.
10.5(b)    Employment Agreement -- Wil F. Zarecor
10.5(c)    Employment Agreement -- John L. Douglas
10.5(d)    Employment Agreement -- Glenn Crepps

     The following exhibits are filed herewith:

10.7(a)    10% Convertible Subordinated Promissory Note
10.7(b)    Common Stock Purchase Warrant
10.7(c)    Private Equity Line of Credit Agreement
10.7(d)    Registration Rights Agreement
10.7(e)    Promissory Note
10.7(f)    Loan Agreement
10.7(g)    Stock Purchase Warrant
10.7(h)    Preferred Stock and Warrant Purchase Agreement
10.7(i)    Certificate of Designation of Series A Convertible Preferred Stock of Compressent
           Corporation
10.7(j)    Stock Purchase Warrant
10.7(k)    Reorganization Agreement of Purchase and Sale of Stock
10.7(l)    Stock Purchase Warrant
11.1       Computation of net loss per share
27         Financial Data Schedule

     (b) Reports on Form 8-K -- The Company filed reports on Form 8-K on May 5, 1997 to disclose the change of the Company's name from Cable-Sat Systems, Inc., to Compressent Corporation and on January 20, 1998 and February 24, 1998 to disclose changes made to the Company's Board of Directors and Management.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COMPRESSENT CORPORATION

                                          By: /s/     WON-GIL CHOE
                                            ------------------------------------
                                            Won-Gil Choe,
                                               President, Chief Executive
                                          Officer,
                                               and Director (Principal Executive
                                          Officer)
February 24, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on date indicated.

                   SIGNATURE                                TITLE                    DATE
-----------------------------------------------  ---------------------------  ------------------
               /s/ WON-GIL CHOE                  President, Chief Executive   February 24, 1998
-----------------------------------------------  Officer, and Director
                 Won-Gil Choe                    (Principal Executive
                                                 Officer and Financial
                                                 Officer)

             /s/ WILLIAM M. ALLEN                Director                     February 24, 1998
-----------------------------------------------
               William M. Allen

              /s/ E.T. KALINOSKI                 Director, Chairman           February 24, 1998
-----------------------------------------------
                E.T. Kalinoski

             /s/ STANLEY A. YOUNG                Director                     February 24, 1998
-----------------------------------------------
               Stanley A. Young