Form 10-Q
period 1997-12-31
COMPRESSENT CORP
filed 1998-03-02
CIK 1013273

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                 ---------------

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED: DECEMBER 31, 1997

                          COMMISSION FILE NO. 333-06121

                             COMPRESSENT CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                                 ---------------

         FLORIDA                                           65-0581474
(STATE OF INCORPORATION)                       (IRS EMPLOYER IDENTIFICATION NO.)

2105 HAMILTON AVENUE, SUITE 140, SAN JOSE, CA                 95125
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)


                    REGISTRANT'S TELEPHONE NO. (408) 879-6600
                                 ---------------

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

                                  Yes  X   No
                                      ----    ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 5,048,869 shares of common stock, as of February 1, 1998.

                             COMPRESSENT CORPORATION

                                      INDEX

         PART I. FINANCIAL INFORMATION                                   PAGE NO.

ITEM 1.  Financial Statements

         Condensed Statements of Operations -
         three months ended December 31, 1997 and 1996,
         and for the period from inception (August 26, 1994)
         to December 31, 1997 ............................................     3

         Condensed Balance Sheets -
         December 31, 1997 and September 30, 1997 ........................     4

         Condensed Statements of Cash Flows -
         three months ended December 31, 1997 and 1996,
         and for the period from inception (August 26, 1994)
         to December 31, 1997 ............................................     5

         Notes to Condensed Financial Statements .........................     6

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations .............................    10

                           PART II. OTHER INFORMATION
ITEM 1.  Legal Proceedings ...............................................    14

ITEM 6.  Exhibits and Reports on Form 8-K ................................    15

         SIGNATURES ......................................................    16

ITEM 1.  FINANCIAL STATEMENTS.

                             COMPRESSENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                         PERIOD FROM
                                                          THREE MONTHS ENDED              INCEPTION
                                                     -----------------------------     (AUGUST 26, 1994)
                                                     DECEMBER 31,      DECEMBER 31,     TO DECEMBER 31,
                                                         1997             1996               1997
                                                     ------------      ------------      ------------
 Operating costs and expenses:
    Research and development ...................     $    426,671      $    400,814      $  2,835,514
    Sales and marketing ........................        1,072,425           564,879         2,939,277
    General and administrative .................        2,462,155           410,273         5,692,980
                                                     ------------      ------------      ------------

                Total operating costs and
                 expenses .............                 3,961,251         1,375,966        11,467,771
                                                     ------------      ------------      ------------

Loss from operations ...........................       (3,961,251)       (1,375,966)      (11,467,771)
    Interest income and other, net .............          (21,206)           61,700           162,577
                                                     ------------      ------------      ------------
                Net loss .......................       (3,982,457)       (1,314,266)      (11,305,194)

Less: Accretion on preferred stock .............               --                --          (900,000)
                                                     ------------      ------------      ------------

   Net Loss applicable to common shareholders ..     $ (3,982,457)     $ (1,314,266)     $(12,205,194)
                                                     ============      ============      ============

Net loss per share applicable to common
    shareholders:

    Basic ......................................     $      (0.79)     $      (0.26)
    Diluted ....................................            (0.79)            (0.26)

Shares used in computing net loss per share applicable to common shareholders:

    Basic ......................................        5,044,830         4,972,000
    Diluted ....................................        5,044,830         4,972,000


                               See accompanying notes

                             COMPRESSENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)


                                                                  DECEMBER 31,                        DECEMBER 31,     SEPTEMBER 30,
                                                                      1997          ADJUSTMENTS           1997              1997
                                                                  ------------      ------------      ------------     -------------
                                                                                                      (PRO FORMA)
                                  ASSETS

Current assets
    Cash and cash equivalents ...............................     $     74,426      $        500      $     74,926     $  1,900,171
    Short-term investments ..................................               --         3,500,000         3,500,000
    Inventory ...............................................          102,311                             102,311           55,620
    Other current assets ....................................          247,447                             247,447          114,709
                                                                  ------------                        ------------     ------------

               Total current assets .........................          424,184                           3,924,684        2,070,500

Property and equipment, net .................................          220,590                             220,590          217,656

Other assets
    Capitalized software development costs, net .............          323,159                             323,159          369,324
    Other assets ............................................          183,945                             183,945          207,665
                                                                  ------------                        ------------     ------------
               Total assets .................................     $  1,151,878                        $  4,652,378     $  2,865,145
                                                                  ============                        ============     ============


            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Accounts payable .......................................     $    827,246                        $    827,246     $    474,292
     Other accrued liabilities ..............................          303,489                             303,489          105,742
                                                                  ------------                        ------------     ------------
               Total current liabilities ....................        1,130,735                           1,130,735          580,034

Long-term debt ..............................................        1,000,000                           1,000,000        1,000,000

Shareholders' equity
    Preferred stock .........................................               --         2,240,500         2,240,500              --
    Common stock and additional paid in capital ..............      10,350,337         1,260,000        11,610,337        8,655,848
    Deficit accumulated during development stage ............      (11,305,194)                        (11,305,194)      (7,322,737)
    Deferred compensation ...................................          (24,000)                            (24,000)         (48,000)
                                                                  ------------                        ------------     ------------
               Total shareholders' equity ...................         (978,857)                          2,521,643        1,285,111
                                                                  ------------                        ------------     ------------
               Total liabilities and shareholders' equity ...     $  1,151,878                        $  4,652,378     $  2,865,145
                                                                  ============                        ============     ============

                             See accompanying notes

                             COMPRESSENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                            THREE MONTHS ENDED             INCEPTION
                                                                        ----------------------------   (AUGUST 26, 1994)
                                                                         DECEMBER 31,    DECEMBER 31,   TO DECEMBER 31,
                                                                           1997             1996            1997
                                                                        -----------      -----------      -----------
Cash flows from operating activities
     Net cash used in operating activities.........................     $(1,844,594)     $  (935,290)     $(7,846,532)
                                                                        -----------      -----------      -----------

Cash flows from investing activities
    Purchases of available-for-sale investments ...................              --       (4,755,387)      (4,868,029)
    Maturities of available-for-sale investments ..................              --          649,403        4,868,029
    Purchase of property and equipment ............................         (30,518)         (37,095)        (408,800)
    Capitalized software development costs ........................              --               --         (369,324)
                                                                        -----------      -----------      -----------

    Net cash used in investing activities .........................         (30,518)      (4,143,079)        (778,124)
                                                                        -----------      -----------      -----------

Cash flows from financing activities
    Sale of common stock ..........................................              --               --        1,952,263
    Receipt of proceeds from underwriter in initial
       public offering ............................................              --        5,549,573        5,549,573
    Initial public offering registration costs paid ..............               --               --         (269,968)
    Loans from shareholders .......................................              --               --           75,000
    Repayment of full recourse note payable .......................              --               --           90,000
    Sale of redeemable preferred stock ............................              --               --          450,000
    Redemption of preferred stock .................................              --         (450,000)        (450,000)
    Exercise of redeemable stock purchase warrants for common stock          32,700               --          421,212
    Proceeds from issuance of notes payable .......................              --               --        1,250,000
    Principal payment of notes payable ............................              --               --       (1,250,000)
    Debt offering registration costs paid .........................              --               --         (135,665)
    Proceeds from issuance of subordinated long-term debt .........              --               --        1,000,000
    Exercise of stock options .....................................          16,667               --           16,667
                                                                        -----------      -----------      -----------

     Net cash provided from financing activities ..................          49,367        5,099,573        8,699,082
                                                                        -----------      -----------      -----------

     Net increase (decrease) in cash
           and cash equivalents ...................................      (1,825,745)          21,204           74,426
                                                                        -----------      -----------      -----------

Cash and cash equivalents at beginning of period ..................       1,900,171          155,533               --
                                                                        -----------      -----------      -----------

Cash and cash equivalents at end of period ........................     $    74,426      $   176,737      $    74,426
                                                                        ===========      ===========      ===========

Supplemental schedule of noncash investing and
    financing activities
Common stock to be issued in redemption
   of preferred stock .............................................     $        --      $        --      $   900,000
Conversion of loan and advance from shareholder to
  common stock ....................................................              --               --           75,000
Issuance of common stock in exchange for full recourse
   note payable ...................................................              --               --           90,000
Fair value of warrants issued in exchange for services ............       1,610,000               --        1,610,000

                              See accompanying notes

                             COMPRESSENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

1.   BUSINESS ACTIVITIES AND BASIS OF PRESENTATION

         Business

     Compressent Corporation (the "Company") was incorporated in the state of Florida on August 26, 1994, but did not commence formal operations until April 1995. The Company develops digital image coding and data compression software products that will enable the facsimile transmission of color images from computers equipped with the Company's software programs.

         Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Articles 10 of Regulation S -X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Management recommends that these interim financial statements be read in conjunction with the audited financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997 previously filed with the Securities and Exchange Commission.

     The accompanying balance sheet as of December 31, 1997 includes an illustration ("Pro Forma") of the effect of the issuance of Preferred Stock by the Company during February 1998. See Note 8 of the accompanying financial statements for additional information on the issuance of Preferred Stock by the Company.

     The balance sheet at September 30, 1997 has been derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997 previously filed with the SEC.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS 128), "Earnings per Share", which is required for all financial statements issued for periods ending after December 15, 1997, including interim periods. The new requirements include a calculation of basic earnings per share, from which the dilutive effect of stock options, warrants and convertible debt are excluded. The basic earnings per share calculation does not change the primary earnings per share previously reported for the three month period ended December 31, 1996. A calculation of diluted earnings per share is required; however, this does not differ materially from the Company's reported primary earnings per share because the Company had net losses for all prior periods reported and therefore, the dilutive effect of stock options, warrants, and convertible debt will be excluded. Accordingly, diluted earnings per share will be the same as basic earnings per share until the Company has net income. The accompanying condensed statement of operations for the three month period ended December 31, 1997 and December 31, 1996 includes the presentation of both basic and diluted earnings per share.


2.   INVENTORY

         Inventories are summarized as follows:

                                           December 31,      September 30,
                                              1997              1997
                                            ----------        ---------
         Raw Materials                      $  102,311        $  55,620
         Finished goods                              -                -
                                            ----------        ---------

         Total Inventories                  $  102,311        $  55,620
                                            ==========        =========

3.        Equity-Based Line of Credit

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

     As of February 20, 1998, no funds were available under the equity-based line of credit as the Company has not filed a registration statement to the register shares that may be sold pursuant to the line. Should the Company not make any draws under the equity-based line of credit during the term of the agreement, the Company will be required to pay $120,000 to KCL.

4.        Warrant Issued to Member of Board of Directors

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

5.        Legal Matters

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


6.        Agreement to Acquire Softlink, Inc.

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

7.        Changes in Board of Directors and Management

     In December 1997 the Board of Directors replaced several members of Company management and the Company's Chairman and Chief Executive Officer and the President resigned from the Board of Directors. In addition, on December 30, 1997, two other members of the Company's Board of Directors resigned and the Company appointed a new Chief Executive Officer, Chief Financial Officer, and Vice President of OEM Sales. The new Chief Financial Officer resigned in February 1998. The Company's Board of Directors currently consists of four members.

SUBSEQUENT EVENTS

8.        Sale of Preferred Stock

     On February 3, 1998, the Company signed an agreement to sell 56,000 shares of its redeemable convertible Series A Preferred Stock to Call Now, a related party, for $62.50 per share for aggregate total proceeds of $3,500,000. As payment for the preferred stock, on February 20, 1998, Call Now transferred to the Company 1997 Series A, Retama Park Racetrack Project Special Facilities Revenue Bonds with a face value of $3,500,000. The Retama Park Racetrack is a horseracing facility in Selma, Texas that is managed by Retama Entertainment Group, an 80 percent subsidiary of Call Now. The 1997 Series A Bonds pay interest at a 7 percent per annum and are secured by the racetrack facility. The bonds are not currently traded in the open market and prior to the transfer of the bonds to the Company, all such bonds were owned by Call Now. The Company believes that the fair value of the 1997 Series A bonds approximates the face value. The Company may use the 1997 Series A Bonds as loan collateral to provide operating cash.

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

     In connection with the issuance of the Series A Preferred Stock to Call Now, for nominal proceeds of $500, the Company sold a warrant to Call Now to purchase up to 500,000 shares of the Company's common stock with an exercise price of $6.25 per share or the average bid and ask price of the common stock for the three days prior to exercise. The warrant expires three years after the date of grant. The fair value of the warrant was estimated at the date of the grant using a Black-Scholes option pricing model with the following assumptions, risk free interest rate of approximately 6%; no dividend yield; volatility factor of .7; and a weighted average expected life of 3 years. The fair market value of the warrant is estimated to be $1,260,000, which is reflected as an adjustment to the "Pro Forma" Balance Sheet as of December 31, 1997.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Act of 1934. All forward-looking statements involve risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements as a result of many factors including, but not limited to those listed below under "Risk Factors".

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

   The Company believes its sale of preferred stock and warrant to purchase common stock and the line of credit with Call Now, Inc. ("Call Now"), a related party are sufficient to support planned operating activities through September 30, 1998 (see Note 10 -- Subsequent Events). Call Now is a publicly held real estate investment company. Call Now's major asset is ownership of the Retama Park Racetrack Project Special Facility Revenue Bonds. The Retama Park
Racetrack is a horse racing facility in Selma, Texas that is managed by the Retama Entertainment Group, an 80 percent owned subsidiary of Call Now. A member of the Company's Board of Directors is the Chairman and President of Call Now and owns over 50 percent of Call Now stock. Another member of the Company's Board of Directors is also a shareholder of Call Now. In addition, Call Now has been involved in several sales of equity and debt financings with the Company and Call Now owns common stock of the Company. The Company is reliant on the availability of funds under the line of credit with Call Now.

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

Limited Sales and Marketing Experience. The Company markets and sells its products through key manufacturers and distributors. Such companies could develop competitive products to the Company's. As a result, demand and market acceptance for the Company's technologies and future products are subject to a high level of uncertainty. The Company relies in part on the manufacturers of personal computers, fax modems, color printers and scanners for initial distribution of its Initial Color Fax Products as a software package included with such hardware purchase. The Company is therefore dependent upon such firms to distribute its color fax products.

Rapid Technological Change. Research and development efforts are subject to the risks inherent in the development of new technology and products, including but not limited to, unanticipated delays, technical problems or difficulties, and insufficiency of funding to complete development. There can be no assurance as to when, or whether, such development projects will be successfully completed. The markets for the Company's products are characterized by rapid changes and evolving industry standards often resulting in product obsolescence or short product life cycles. The Company's future operating results will depend upon its ability to obtain market acceptance of its initial products and technology, to continually enhance and improve such products and technology, to adapt its proposed products to be compatible with specific products manufactured by others, and to successfully develop and market new products and technology.

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

         Results of Operations

Three Months Ended December 31, 1997 and 1996.

         Research and Development

     From inception through December 31, 1997, a substantial part of the Company's activities related to research and development. The Company's research and development expenses were approximately $427,000 and $401,000 for the three months ended December 31, 1997 and 1996, respectively. The increase is primarily due to increased engineering labor and supplies costs related to increased development and testing activities of the software functions and features. The Company believes that significant investments in research and development will be necessary for both new products and continuing enhancements to existing products. As a consequence the Company may incur increased research and development expenditures in the future.

         Sales and Marketing

    Sales and marketing expenses were approximately $1,072,000 and $565,000 for the three months ended December 31, 1997 and 1996, respectively. The increase is primarily due to costs associated with staffing employees and consultants, participation in trade shows and other events, and the Company's marketing efforts and costs associated with the general product release.

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

    Achieving significant market acceptance and commercialization of the Company's products will require substantial marketing efforts and expenditures to establish market share. The Company expects significant sales and marketing expenses in the future as it attempts to increase its market share.

         General and Administrative

     General and administrative expenses were approximately $2,462,000 and $410,000 for the three months ended December 31, 1997 and 1996, respectively. The increase in general and administrative expenses was primarily attributable to the recognition of warrants issued in exchange for services, fees for professional services, and legal expenses in connection with the lawsuit against Color Communication Corporation.

     On December 30, 1997, in connection with assistance to be provided with the Company's management changes and financing needs, the Company granted a member of the Board of Directors warrants to purchase 700,000 shares of the Company's Common Stock. The Warrants have an exercise price of $6.25 per share and expire three years from the date of grant. The fair value of the warrant was determined at the date of the grant using a Black-Scholes option pricing model with the following assumptions, risk free interest rate of approximately 6%; no dividend yield; volatility factor of .7; and a weighted average expected life of 3 years. The estimated fair value of the warrants of $1,610,000 was recorded as a charge against general and administrative expenses in the quarter ended December 1997.

         Interest Income

     Interest income were approximately $13,000 and $62,000 for the three months ended December 31, 1997 and 1996, respectively. Interest income is primarily derived from the investment of the Company's proceeds from its initial public offering of common stock that closed on October 1, 1996 and from the proceeds of the Company's issuance of convertible subordinated promissory notes during September 1997.

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

     During September 1997, the Company issued $1,000,000 of convertible subordinated debentures which bear interest at a rate of 10% per annum, payable semi-annually, and matures in September 2002. The notes are convertible at the option of the holder into the Company's Common Stock. The conversion price shall be determined by dividing the purchase price of the notes by the lesser of $10.00 per share or the closing price of the Common Stock on the day prior to conversion, but no lower than $7.00 per share. The notes are redeemable at the option of the Company at any time on or after the two year anniversary of the issuance at the original issue price plus accrued interest to the redemption date, provided that the average trading price of the Common Stock is greater than or equal to $20 per share, as adjusted for stock splits, stock dividends and similar events for 30 consecutive trading days prior to the date of the redemption price.

     Cash used in operating activities has increased from approximately $935,000 for the three month period ended December 31, 1996 to approximately $1,845,000 for the three month period ended December 31, 1997, reflecting increased net losses. The Company's cash requirements may increase for the upcoming fiscal year due to expected increases in expenses related to further research and development of its technologies and increased marketing, manufacturing, sales and distribution and technical support expenses associated with the introduction of its initial color fax products to the market place. During this time, the Company may hire additional employees and increase marketing and sales expenses to execute its sales and marketing plans.

     Management believes that the sale of preferred stock and warrants to purchase common stock in exchange for municipal bonds with an aggregate total fair value of $3,500,000 secured in February 1998 from Call Now, a related party, and the $10,000,000 line of credit also obtained from Call Now during February 1998 will be sufficient to provide the Company with working capital to support the Company's planned operating activities through the fiscal year ended September 30, 1998. As part of its business strategy, the Company has investigated, and will continue to investigate, potential acquisitions of businesses, products and technologies. Such potential acquisitions may require substantial capital resources, which may require the Company to seek additional debt or equity financing.

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

     Additionally, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," which established standards for the way the public business enterprises report information in annual statements and interim financial reports regarding operating segments, products, and services, geographic areas and major customers. SFAS 131 will first be reflected in the Company's financial statements beginning in fiscal 1999. The Company's management is currently evaluating the impact of this statement on operations.

     In October 1997, the AIPCA issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which supersedes SOP 91-1. The Company will be required to adopt SOP 97-2 prospectively for software transactions entered into beginning October 1, 1998. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements such as software products, upgrades, enhancements, postcontract customer support, installation and training, to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence which is specific to the vendor. The revenue allocated to software products, including specified upgrades or enhancements generally is recognized upon delivery of the products. The revenue allocated to postcontract customer support generally is recognizable ratably over the term of the support and revenue allocated to service elements generally is recognizable as the services are performed. If a vendor does not have evidence of the fair value for all elements in a multiple-element arrangement, all revenue from the arrangements is deferred until such evidence exists or until all elements are delivered. The Company's management is currently evaluating the impact of this statement on operations.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

     The following exhibits are incorporated by this reference to Registrant's Registration Statement on Form 10-K for the year ended September 30, 1997.

 EXHIBIT
   NO.                                  DESCRIPTION
---------  ---------------------------------------------------------------------

1(a)       Underwriting Agreement
3(a)       Amended and Restated Articles of Incorporation of the Registrant
3(b)       Bylaws of the Registrant
 4.1       Form Warrant Certificate
 4.2       Form of Common Stock Certificate
10.1       Financial Advisory Agreement
10.2       Merger and Acquisition Agreement
10.3       Warrant Agreement
10.4       Underwriter's Warrant Agreement
10.5       Incentive Stock Option Plan
10.5(a)    Employment Agreement -- Ostrovsky Consulting, Inc.
10.5(b)    Employment Agreement -- Wil F. Zarecor
10.5(c)    Employment Agreement -- John L. Douglas
10.5(d)    Employment Agreement -- Glenn Crepps
10.7(a)    10% Convertible Subordinated Promissory Note
10.7(b)    Common Stock Purchase Warrant
10.7(c)    Private Equity Line of Credit Agreement
10.7(d)    Registration Rights Agreement
10.7(e)    Promissory Note
10.7(f)    Loan Agreement
10.7(g)    Stock Purchase Warrant
10.7(h)    Preferred Stock and Warrant Purchase Agreement
10.7(i) Certificate of Designation of Series A Convertible Preferred Stock of Compressent Corporation
10.7(j)    Stock Purchase Warrant
10.7(k)    Reorganization Agreement of Purchase and Sale of Stock
10.7(l)    Stock Purchase Warrant

         The following exhibits are filed herewith:

27                         Financial Data Schedule

         (b) Form 8-K filed on January 20, 1998 and February 24, 1998 are incorporated by reference on Form 10-K for the year ended September 30, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COMPRESSENT CORPORATION

Date:   February 27, 1998         By: /s/   Won-Gil Choe
     ---------------------           ------------------------------------
                                      Won-Gil Choe
                                      Chief Executive Officer

                                      Signing on behalf of the registrant
                                      and as principal officer

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT            DESCRIPTION
-------            -----------

27          Financial Data Schedule