Form 10-Q
period 1998-03-31
COMPRESSENT CORP
filed 1998-05-15
CIK 1013273

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                 ---------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED: MARCH 31, 1998

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

                                 Yes [X] No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date, 5,178,869 shares of common stock, as of March 31, 1998.

                             COMPRESSENT CORPORATION

                                      INDEX


  PART I.                    FINANCIAL INFORMATION               PAGE NO.
ITEM 1. Financial Statements

  Condensed Statements of Operations -
  three and six months ended March 31, 1997 and 1998,
  and for the period from inception (August 26, 1994)
  to March 31, 1998 .....................................           1

  Condensed Balance Sheets -
  March 31, 1997 and March 31, 1998 .....................           2

  Condensed Statements of Cash Flows -
  six months ended March 31, 1998 and 1998,
  and for the period from inception (August 26, 1994)
  to March 31, 1998 .....................................           3

  Notes to Condensed Financial Statements ...............           4

ITEM 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations ...................           9

                           PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings ...............................          15

ITEM 6. Exhibits and Reports on Form 8-K ................          16

  SIGNATURES ............................................          17

ITEM 1. FINANCIAL STATEMENTS.

                             COMPRESSENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED             SIX MONTHS ENDED            PERIOD FROM
                                               ------------    ------------    ------------    ------------       INCEPTION
                                                 MARCH 31,       MARCH 31,       MARCH 31,       MARCH 31,      (AUG 26, 1994
                                                  1997             1998            1997            1998        TO MAR 31, 1998)
                                               ------------    ------------    ------------    ------------    ---------------
Sales, net .................................   $          0    $     57,602    $          0    $     57,602    $        57,602
Cost of goods sold .........................              0           5,365               0          53,501             53,501
                                               ------------    ------------    ------------    ------------    ---------------
Gross profit on sales ......................              0          52,237               0           4,101              4,101
                                                                                                                             0
Operating costs and expenses:                                                                                                0
   Research and development ................        322,517         342,663         723,331         769,334          3,178,177
   Sales and marketing .....................        273,525         429,013         838,404       1,453,302          3,320,154
   General and administrative ..............        525,072         707,263        935,345       3,169,418          6,400,243
                                               ------------    ------------    ------------    ------------    ---------------
      Total operating costs and expenses....      1,121,114       1,478,939       2,497,080       5,392,054         12,898,574
                                               ------------    ------------    ------------    ------------    ---------------
Loss from operations .......................     (1,121,114)     (1,426,702)     (2,497,080)     (5,387,953)       (12,894,473)
   Interest income and other, net ..........         54,041         (49,804)        115,741         (71,010)           112,773
                                               ------------    ------------    ------------    ------------    ---------------
      Net loss .............................     (1,067,073)     (1,476,506)     (2,381,339)     (5,458,963)       (12,781,700)
Less: Accretion on preferred stock .........              0               0               0               0                  0
Accrued dividend on preferred stock ........              0          32,000               0          32,000             32,000
                                               ------------    ------------    ------------    ------------    ---------------
Net loss applicable to common
   shareholders ............................   $ (1,067,073)   $ (1,508,506)   $ (2,381,339)   $ (5,490,963)   $   (12,813,700)
                                               ============    ============    ============    ============    ===============
Net loss per share applicable to
   common shareholders:
   Basic ...................................   $      (0.21)   $      (0.29)   $      (0.48)   $      (1.06)
   Diluted .................................   $      (0.21)   $      (0.29)   $      (0.48)   $      (1.06)

Shares used in computing net loss per share
   applicable to common shareholders:
   Basic ...................................      4,988,684       5,178,869       4,988,684       5,178,869
   Diluted .................................      4,988,684       5,178,869       4,988,684       5,178,869


                             See accompanying notes

                             COMPRESSENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                    SEPTEMBER 30,     MARCH 31,
                                                                                        1997            1998
                                                                                    ------------    ------------
                                     ASSETS

Current Assets
   Cash .........................................................................   $  1,900,171    $    868,714
   Short-Term Investments ($2,000,000 used as collateral against short term loan)              0       3,500,500
   Inventory ....................................................................         55,620          75,876
   Other receivable from underwriter in connection with IPO .....................              0               0
   Other current assets .........................................................        114,709         207,077
                                                                                    ------------    ------------
          Total current assets ..................................................      2,070,500       4,652,167
Property, Plant and Equipment, net ..............................................        217,656         198,104
Other Assets ....................................................................        576,989         538,115
                                                                                    ------------    ------------
          Total assets ..........................................................   $  2,865,145    $  5,388,386
                                                                                    ============    ============



                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable and other accrued liabilities ...............................   $    474,292    $  1,356,480
   Loans ........................................................................              0       2,000,000
   Other Current Liabilities ....................................................        105,742           3,774
                                                                                    ------------    ------------
          Total current liabilities .............................................        580,034       3,360,254
Long-Term Debt ..................................................................      1,000,000       1,000,000
Shareholders' equity
   Preferred  stock .............................................................              0       2,240,500
   Common stock and additional paid in capital ..................................      8,655,848      11,617,332
   Deficit accumulated during development stage .................................     (7,322,737)    (12,813,700)
   Deferred Compensation ........................................................        (48,000)        (16,000)
                                                                                    ------------    ------------
          Total shareholders' equity ............................................      1,285,111       1,028,132
                                                                                    ------------    ------------
          Total liabilities and shareholders' equity ............................   $  2,865,145    $  5,388,386
                                                                                    ============    ============


                             See accompanying notes

                               COMPRESSENT CORPORATION
                           (A DEVELOPMENT STATGE COMPANY)

                         CONDENSED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                                                                         PERIOD FROM
                                                                             SIX MONTHS ENDED             INCEPTION
                                                                      ----------------------------    (AUGUST 26, 1994)
                                                                        MARCH 31,       MARCH 31,       TO MARCH 31,
                                                                          1997            1998              1998
                                                                      ------------    ------------    ----------------
Cash flows from operating activities
              Net cash used in operating activities ...............   $ (2,011,790)   $ (4,270,812)   $    (10,272,750)
                                                                      ------------    ------------    ----------------

Cash flow from investing activities
    Investment in joint venture ...................................              0         (80,000)            (80,000)
    Purchase of available-for-sale investments ....................     (4,808,710)           0.00          (4,868,029)
    Maturities of available-for-sale investments ..................      1,796,753    1,300,000.00           6,168,029
    Purchase of property and equipment ............................       (113,279)        (37,007)           (415,289)
    Capitalized software development costs ........................              0               0            (369,324)
                                                                      ------------    ------------    ----------------
    Net cash used in investing activities .........................     (3,125,236)      1,182,993             515,387
                                                                      ------------    ------------    ----------------

Cash flow from financing
    Sale of common stock ..........................................              0               0           1,952,263
    Receipt of preceeds from underwriter ..........................      5,549,573               0           5,549,573
    IPO registration costs paid ...................................              0               0            (269,968)
    Loans from shareholders .......................................              0               0              75,000
    Repayment of full coarse note payable .........................              0               0              90,000
    Sale of redeemable preferred stock ............................              0               0             450,000
    Redemption of preferred warrant ...............................       (450,000)              0            (450,000)
    Exercise of redeemable stock purchase warrants for
       common stock ...............................................              0          32,700             412,174
    Proceeds from issuance of loans and notes payable .............              0       2,000,000           3,250,000
    Principal payment of loans and notes payable ..................              0               0          (1,250,000)
    Debt offering registration costs paid .........................              0               0            (135,665)
    Proceeds from issuance of subordinated long-term debt .........              0               0           1,000,000
    Exercise of stock options .....................................              0          23,662              23,662
    Conversion of redeemable stock warrant ........................        300,312               0                   0
                                                                      ------------    ------------    ----------------
     Net cash provided from financing activities ..................      5,399,885       2,056,362          10,697,039
                                                                      ------------    ------------    ----------------
    Net increase (decrease) in cash ...............................        262,859      (1,031,457)            939,676
Cash at beginning of period .......................................        155,533       1,900,171                   0
                                                                      ------------    ------------    ----------------
Cash at end of period .............................................   $    418,392    $    868,714    $        939,676
                                                                      ============    ============    ================
Supplemental schedule of noncash investing and financing activities

Common stock to be issued in redemption of preferred stock ........   $          0    $          0    $        900,000
Conversion of loan and advance from shareholder to common
    stock .........................................................              0               0              75,000
Issuance of common stock in exchange for full recourse note
    payable .......................................................              0               0              90,000
Issuance of preferred stock in exchange for full recourse note
    payable .......................................................              0       2,240,500           2,240,500
Issuance of warrant in exchange for full recourse note
    payable .......................................................              0       1,260,000           1,260,000
Fair value of warrants issued in exchange for services ............      1,610,000               0           1,610,000


                             See accompanying notes

                             COMPRESSENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

1.      BUSINESS ACTIVITIES AND BASIS OF PRESENTATION

        Business

        Compressent Corporation (the "Company") was incorporated in the state of Florida on August 26, 1994, but did not commence formal operations until April 1995. It is engaged in the development of digital image coding and data compression software products which will enable the facsimile transmission of color images from computers equipped with the Company's software program.

           Basis of Presentation

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Articles 10 of Regulation S -X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Management recommends that these interim financial statements be read in conjunction with the audited financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997 previously filed with the Security and Exchange Commission. The results of operations for the six months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ended March 31, 1998.

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


                             See accompanying notes

2.      INVENTORY

        Inventories are summarized as follows:


                             December 31,     March 31,
                                 1997           1998
                             ------------   ------------
Raw Materials                $    102,311   $     75,876
Finished goods
                             ------------   ------------

Total Inventories            $    102,311   $     75,876
                             ============   ============


3.      EQUITY-BASED LINE OF CREDIT

        On December 3, 1997, the Company secured a $10,000,000 equity-based line of credit from Kingsbridge Capital Limited, a company organized and existing under the laws of the British Virgin Islands ("KCL"). Under the privately-placed financing, the Company has the right to draw up to $10,000,000 in cash in exchange for the Company's Common Stock. Each draw must be for an amount greater than $300,000, but no more than $1,000,000. There must be a minimum of 20 business days between each draw. The number of shares to which the investor is entitled pursuant to a draw shall be determined by dividing the dollar value of the draw by the purchase price. The purchase price is defined as 88% of the lowest closing bid price of the Company's Common Stock over the five trading days beginning two trading days prior to the date of the draw. No more than 1,008,000 shares may be sold pursuant to the equity line. No draws may be made under the line of credit until the Company registers for resale the shares issued pursuant to the equity line of credit and the shares issuable on exercise of the warrant, has been declared effective by the Securities and Exchange Commission. No draws may be made during any 20 trading day period in which the average trading volume of the Company's Common Stock is less than 22,500 shares per day. The market price of the Company's common stock must equal or exceed $6 per share for the previous 3 trading days prior to a draw. No draws may be made without KCL's consent to the extent the draw would cause KCL to hold more than 9.9% of the Company's Common Stock. The Company's common stock must be qualified for continued listing on the NASDAQ Small-Cap Market, the Company must, among other requirements, maintain net assets in excess of $2,000,000 or have a total market capitalization greater than $35,000,000. The line of credit will remain in effect for a period of eighteen months. In connection with the agreement, the Company issued KCL a warrant to purchase up to 45,000 shares of the Company's Common Stock at a price of $10.64 per share. The Warrant expires on December 3, 2000. The fair value of the warrant was estimated at the date of grant using a Black-Scholes options pricing model with the following assumptions, risk free interest rate of approximately 6%; no dividend yield; volatility factor of .7; and a weighted average expected life of 3 years. The estimated fair value of the warrants is $108,000 and will be amortized over 18 months.

        As of February 18, 1998, no funds were available under the equity-based line of credit as the Company has not filed a registration statement on Form S-3 to register the shares that may be sold pursuant to the line and the average daily trading volume requirement has not been met. Should the Company not make any draws under the equity-based line of credit during the term of the agreement, the Company will be required to pay $120,000 to KCL.

4.      LINE OF CREDIT

        On February 3, 1998, the Company secured a $10,000,000 line of credit to Call Now, Inc. Under the agreement, the Company has the right to draw up to $10,000,000 on or before September 30, 1998. Proceeds paid to the Company upon making draws under the line may be in the form of Retama Park Racetrack Bonds similar to the proceeds received on the sale of Preferred Stock (see above). Borrowings must be approved through resolution of the Company's Board of Directors and must be used for working capital or acquisitions due within ten days of the adoption of the resolution. The Company will be required to issue a Promissory Note bearing interest at 15% per year, payable quarterly, for any


                             See accompanying notes
funds drawn against the line of credit. The Company is required to pay Call Now, Inc. a commitment fee of $400,000 within thirty (30) days after the first draw pursuant to the line of credit.

        In connection with the line of credit agreement, the Company issued 500,000 warrants (the "underlying warrants") to Call Now exercisable for $2.00 per warrant. Each underlying warrant may be exercised by Call Now to purchase the Company's common stock at an exercise price of $6.25 per share. The underlying warrants expires three years after the date of grant. The fair value of the underlying warrants was determined at the date of the grant using a Black-Scholes option pricing model with the following assumptions, risk free interest rate of approximately 6%; no dividend yield; volatility factor of .7; and a weighted average expected life of 3 years. The fair market value of the underlying warrants is estimated to be $80,000, will be recorded as a component of interest expense in the following quarter.

5.      LOAN FROM SHAREHOLDER

                On January 15, 1998, the Company issued a promissory note to a certain shareholder for $425,000. The note bears interest at 15% per year and is payable on demand or within thirty (30) days of issuance. The promissory note has been paid on March 16, 1998. The Company also issued a warrant to purchase up to 100,000 shares of the Company's common stock at an exercise price of $6.25 per share. The warrants expire on January 15, 2001. The fair value of the warrant determined at the date of the grant using a Balck-Scholes option pricing model with the following assumptions, risk free interest rate of approximately 6%; no dividend yield; volatility factor of .7; and a weighted average expected life of 3 years. The amount of $32,937.50 was recorded as a component of interest expense in the quarter ended March 31, 1998.

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

                Cash used in operating activities has increased from approximately $2,012,000 for the six month period ended March 31, 1997 to approximately $4,271,000 for the six month period ended March 31, 1998, reflecting increased net losses. The Company's cash requirements may increase for the upcoming fiscal year due to expected increases in expenses related to further research and development of its technologies and increased marketing, manufacturing, sales and distribution and technical support expenses associated with the introduction of its initial color fax products to the market place.

                Management believes that the sale of preferred stock and warrants to purchase common stock in exchange for municipal bonds with an aggregate total fair value of $3,500,000 secured in February 1998 from Call Now, a related party, and the $10,000,000 line of credit also obtained from Call Now during February 1998 may not be sufficient to provide the Company with working capital to support the Company's planned operating activities through the fiscal year ended September 30, 1998. As part of its business strategy, the Company has investigated, and will continue to investigate, potential acquisitions of businesses, products and technologies. Such potential acquisitions may require substantial capital resources, which may require the Company to seek additional debt or equity financing.


                             See accompanying notes

6.      WARRANT ISSUED TO MEMBER OF BOARD DIRECTORS

        On December 30, 1997, in connection with assistance to be provided with the Company's management changes and financing needs, the Company granted a member of the Board Directors warrants to purchase 700,000 shares of the Company's common Stock. The Warrants have an exercise price of $6.25 per share and expire three years from the date of grant. The fair value of the warrant was determined at the date of the grant using a Black-Scholes option pricing model with the following assumptions, risk free interest rate of approximately 6%; no dividend yield; volatility factor of .7; and a weighted average expected life of 3 years. The estimated fair value of the warrants of $1,610,000 has been recorded as a change against general and administrative expenses in the quarter ended December 31, 1997.

7.      SALE OF PREFERRED STOCK

        On February 3, 1998, the Company signed an agreement to sell 56,000 shares of its redeemable convertible Series A Preferred Stock to Call Now, Inc., a related party, for $62.50 per share for aggregate total proceeds of $3,500,000. As payment for the preferred stock, on February 20, 1998, Call Now transferred to the Company 1997 Series A, Retama Park Racetrack Project Special Facilities Revenue Bonds with a face value of $3,500,000. The Retama Park racetrack is a horseracing facility in Selma, Texas that is managed by Retama Entertainment Group, an 80 percent subsidiary of Call Now. The 1997 Series A Bonds pay interest at a 7 percent per annum and are secured by the racetrack facility. The bonds are not currently traded in the open market and prior to the transfer of the bonds to the Company, all such bonds were owned by Call Now. The Company believes that the fair value of the 1997 Series A bonds approximates the face value. The Company utilized the 1997 Series A Bonds as collateral to raise $2,000,000 cash to provide the short term working capital requirements.

        The Preferred Stock sold to Call Now, is initially convertible into common stock on a ten to one basis, subject to future adjustments for stock splits, stock dividends or other similar events. The holders of the Preferred Stock have no voting rights, except as required under any applicable state laws. The Preferred Stock has mandatory cumulative dividends of $3.72 per share per annum. The Preferred Stock has an aggregate liquidation preference over the common stock of $62.50 per share plus cumulative unpaid dividends. The Preferred Stock may be redeemed by the Company any time subsequent to 90 days from the date of issuance for $100 per share plus unpaid dividends.

        In connection with the issuance of the Series A Preferred Stock to Call Now, Inc., for nominal proceeds of $500, the Company sold a warrant to Call Now, Inc. to purchase 500,000 shares of the Company's common stock with an exercise price of $6.25 per share. After one year, the exercise price is reduced to the lower of $6.25 per share or the average bid and ask price of the common stock for the three days prior to exercise. The warrant expires three years after the date of grant. The fair value of the warrant determined at the date of the grant using a Black-Scholes option pricing model with the following assumptions, risk free interest rate of approximately 6%; no dividend yield; volatility factor of
 .7; and a weighted average expected life of 3 years. The fair market value of the warrant is estimated to be $1,260,000. Total proceeds from the offering of the Series A Preferred Stock and the sale of the warrant amount to $3,500,000. Proceeds allocated to the estimated fair value market value of the warrants will be allocated to Paid-in Capital; with the remaining balance, net offering costs, allocated to Series A Preferred.

8.      SHORT TERM LOAN BORROWED AGAINST SERIES A BONDS

        On March 10, 1998, the Company signed the loan agreement with HOWE, SOLOMON & HALL, Inc. a New Jersey corporation with a business address of International Place, 100 S. E. 2nd Street, 42nd Floor, Miami, Florida 33131 for $2,000,000 principal with 6% per annum. The loan will provide the partial short term working capital requirements to support operating activities through the fiscal year ending September 30, 1998. The loan secured by the $3,500,000 Retama Development Corporation Special Facilities Revenue Refunding Bonds Series 1997 A (the "Bonds") assigned by the Company to the Lender. The principal on the Loan is due in full on September 5, 1998. No other principal


                             See accompanying notes
payments are required hereunder unless there is an event of default. The loan may be prepaid at the option of the Company in full only at any date provided that the Company also pays the accrued but unpaid interest on the Bonds.

9.      LEGAL MATTERS

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

10.     AGREEMENT TO ACQUIRE SOFTLINK, INC.

        On December 31, 1997, the Company entered into a definitive agreement to acquire all of the issued and outstanding shares of Softlink, Inc. (Softlink), a California corporation, pursuant to a Stock Purchase Agreement dated December 31, 1997 between the Company and the shareholders of Softlink. The final agreement was (Refer note 12) subject to certain conditions and the approval by Softlink's shareholders. Subsequent to March 31, 1998, the Company terminated this agreement.

11.     CHANGES IN BOARD OF DIRECTORS AND MANAGEMENT

        In December 1997, the Board of Directors replaced several members of Company management and the Company's Chairman and Chief Executive Officer and President resigned from the Company's Board of Directors. In addition, on December 30, 1997, two other members of the Company's Board of Directors also resigned and the Company appointed a new Chief Executive Officer and Chief Financial Officer and Vice President of OEM Sales. The new Chief Financial Officer resigned in February 1998. The Company's Board of Directors currently consists of four members.

12. The Company entered the joint venture agreement with Vela Partners, Inc. on March 16, 1998. The purpose of this agreement is to establish a joint venture to be known as ComCore Systems between the parties for the purposes on developing an all-purpose, multi-mode, multimedia advanced telecommunications system. The ownership and equity of the joint venture will be 50% owned by each party. The initial payment of $80,000 has been made by the Company to Vela Partners, Inc.

SUBSEQUENT EVENTS

13.     TERMINATION OF AGREEMENT WITH SOFTLINK

        On April 28, 1998, the Company terminated the agreement previously announced with Softlink, Inc. The original agreement was made on December 31, 1997 between the Company and Softlink whereby the Company would acquire 100% of the issued and outstanding shares of Softlink from the shareholders of Softlink in exchange for 450,000 common shares of Compressent. The termination of this agreement has been made by mutual consent and no shares have been exchanged at this time. The payment of $100,000 the Company made to Softlink based on the Promissory Note signed on April 14, 1998 will be due to the Company on December 31, 1998 with an interest rate of 8% per annum from December 18, 1997.


                             See accompanying notes

14.     CHANGES IN BOARD OF DIRECTORS AND MANAGEMENT

        On April 28, 1998, changes of the Company's Board of Directors were made. Mr. Edward T. Kalinoski a Director of the Company resigned and Mr. Joseph
S. Kastrup was elected as the Chairman of the Board.



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

        The Company believes its sale of preferred stock and warrant to purchase common stock and the line of credit with Call Now, Inc. ("Call Now"), a related party are may not be sufficient to support planned operating activities through September 30, 1998. Call Now is a publicly held real estate investmnet company. Call Now's major asset is ownership of the Retama Park Racetrack Project Special Facility Revenue Bonds. The Retama Park Racetrack is a horse racing facility in Selma, Texas that is managed by the Retama Entertainment Group, an 80 percent owned subsidiary of Call Now. A member of the Company's Board of Directors is the Chairman and President of Call Now and owns over 50 percent of Call Now stock. Another member of the Company's Board of Directors is also a shareholder of Call Now. In addition, Call Now has been involved in several sales of equity and debt financings with the Company and Call Now owns common stock of the Company. The Company is reliant on the availability of funds under the line of credit with Call Now.

        Risk Factors

        The Company's risk factors include, but are not limited to, the following:

        Development Stage Company; Absence of Operating History. The Company has been engaged primarily in the design and development of CHROMAFAX and CHROMAFAX LITE and related technology. The company's first product release commenced in June 1997. The risks, expenses and difficulties often encountered in a shift from the research and development of products to the commercialization of new products based on innovative technology must be considered. The prospects for the Company's success must be considered in relation to the risks, expenses and difficulties often encountered in establishing a new business in a competitive industry subject to rapid technological and price changes, and characterized by an increasing number of competitors.

        No Revenues; Anticipated Future Losses. From inception (August 26, 1994) to March 31, 1998, the Company has had no significant revenue from sales. The Company anticipates incurring significant costs in connection with the development of its future products and technologies and there can be no assurance that the Company will achieve


                             See accompanying notes
sufficient revenues to offset anticipated operating costs in the future.

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

        Dependence on Lines of Credit. On December 3, 1997, the Company secured a $10,000,000 equity-based line of credit to Kingsbridge Capital Limited, a company organized and existing under the laws of the British Virgin Islands ("KCL"). Under the privately-placed financing, the Company has the right to draw up to $10,000,000 in cash in exchange for the Company's Common Stock, subject to certain conditions. The line of credit will remain available for a period of eighteen months. As of May 15, 1998, no funds are available under this line of credit as the Company does not satisfy all the conditions for borrowing under the agreement.

        On February 3, 1998, the Company secured a $10,000,000 line of credit to Call Now, Inc., a publicly held real estate investment company. Under the agreement, the Company has the right to borrow up to $10,000,000 on or before September 30, 1998. Borrowings from Call Now may be provided to the Company in the form of Retama Track municipal bonds. To obtain cash, the Company may have to sell the bonds or borrow cash using the bonds as collateral. The Company will be required to issue a Promissory Note bearing interest at 15% per year, payable quarterly, for any funds drawn against the line of credit.

        The Company believes that the funds under the line of credit with Call Now Inc. may not be sufficient to finance the Company's planned activities during fiscal 1998.

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

        Substantial Competition. Other companies may be developing technologies or products of which the Company is unaware which may be functionally similar, or superior, to some or all of those being developed by the Company. These companies may have substantially greater, technical, personnel and other resources than the Company and may have established reputations for success in developing, licensing and sales of their products. There is no assurance that the Company will be able to compete successfully, that its competitors or future competitors will not develop


                             See accompanying notes
technologies or products that render the Company's products and technology obsolete or less marketable or that the Company will be able to successfully enhance its proposed products or technology or adapt them satisfactorily.

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


                             See accompanying notes

        Results of Operations

Three and Six Months Ended March 31, 1997 and 1998.

        Research and Development

        From inception through March 31, 1998, a substantial part of the Company's activities related to research and development. The Company's research and development expenses were approximately $343,000 and $769,000 for the three and six months ended March 31, 1998, respectively, compared to $323,000 and $723,000, respectively in the corresponding periods in fiscal 1997. The increase is primarily due to increased engineering labor and supplies costs related to increased development and testing activities of the software functions and features. The Company believes that significant investments in research and development will be necessary for both new products and continuing enhancements to existing products. As a consequence the company may incur increased research and development expenditures in the future.

        Sales and Marketing

        Sales and marketing expenses were approximately $434,000 and $1,507,000 for the three and six months ended March 31, 1998, respectively, compared to $274,000 and $838,000 respectively in the corresponding periods in fiscal 1997. The increase is primarily due to costs associated with staffing employees and consultants, participation in trade shows and other events, and the Company's marketing efforts and costs associated with the general product release.

        Achieving significant market acceptance and commercialization of the Company's initial color fax products will require substantial marketing efforts and expenditures to establish market share. The Company expects significant sales and marketing expenses in the future as it attempts to increase its market share.

        General and Administrative

        General and administrative expenses were approximately $707,000 and $3,169,000 for the three months and six ended March 31, 1998, respectively, compared to $525,000 and $935,000, respectively in the corresponding periods in fiscal 1997. The increase in general and administrative expenses was primarily attributable to the recognition of warrants issued in exchange for services, fees for professional services, and legal expenses in connection with the lawsuit against Color Communication Corporation.

        On December 30, 1997, in connection with assistance to be provided with the Company's management changes and financial needs, the Company granted a member of the Board of Directors warrants to purchase 700,000 shares of the Company's Common Stock. The Warrants have an exercise price of $6.25 per share and expire three years from the date of grant. The fair value of the warrant determined at the date of the grant using a Black-Scholes option pricing


                             See accompanying notes
model with the following assumptions, risk free interest rate of approximately 6%; no dividend yield; volatility factor of .7; and a weighted average expected life of 3 years. The estimated fair value of the warrants of $1,610,000 was recorded as a charge against general and administrative expenses for the quarter ended December 1997.

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

        Cash used in operating activities has increased from approximately $2,012,000 for the six month period ended March 31, 1997 to approximately $4,271,000 for the six month period ended March 31, 1998, reflecting increased net losses. The Company's cash requirements may increase for the upcoming fiscal year due to expected increases in expenses related to further research and development of its technologies and increased marketing, manufacturing, sales and distribution and technical support expenses associated with the introduction of its initial color fax products to the market place.

        Management believes that the sale of preferred stock and warrants to purchase common stock in exchange for municipal bonds with an aggregate total fair value of $3,500,000 secured in February 1998 from Call Now, a related party, and the $10,000,000 line of credit also obtained from Call Now during February 1998 may not be sufficient to support planned operating activities through the fiscal year ended September 30, 1998. As part of its business strategy, the Company has investigated, and will continue to investigate, potential acquisitions of businesses, products and technologies. Such potential acquisitions may require substantial capital resources, which may require the Company to seek additional debt or equity financing.


                             See accompanying notes

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

        In October 1997, the AIPCA issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which supersedes SOP 91-1. The Company will be required to adopt SOP 97-2 prospectively for software transactions entered into beginning October 1, 1998. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements such as software products, upgrades, enhancements, postcontract customer support, installation and training, to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence which is specific to the vendor. The revenue allocated to software products, including specified upgrades or enhancements generally is recognized upon delivery of the products. The revenue allocated to postcontract customer support generally is recognizable ratably over the term of the support and revenue allocated to service elements generally is recognizable as the services are performed. If a vendor does not have evidence of the fair value for all elements in a multiple-element arrangement, all revenue from the arrangements is deferred until such evidence exists or until all elements are delivered. In March 1998, the AICPA issued Statement of Position 98-4 ("SOP 98-4"), which amends certain provisions of SOP 97-2. The Company's management is currently evaluating the impact of this statement on operations. Detailed implementation guidelines for this standard have not been issued. Once issued, such guidance could lead to unanticipated changes in the Company's current revenue recognition practices, and such changes could be material to the Company's results of operations.


                             See accompanying notes

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


                             See accompanying notes

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

        The following exhibits are incorporated by this reference to Registrant's Registration Statement on Form 10-K for the year ended September 30, 1997.


      EXHIBIT
         NO.                 DESCRIPTION
      -------                -----------
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

        10.7(e) Common Stock Purchase Warrant

        10.7(f) Loan Agreement

        10.7(g) Stock Purchase Warrant

        10.7(h) Preferred Stock and Warrant Purchase Agreement

        10.7(I) Certificate of Designation of Series A Convertible Preferred
                Stock of Compressent Corporation

        10.7(j) Stock Purchase Warrant

        10.7(k) Reorganization Agreement of Purchase and Sale of Stock

        10.7(l) Stock Purchase Warrant Computation of Net Loss Per Share


The following exhibits are filed herewith:

        27      Financial Data Schedule

(b) FORM 8-K FILED ON JANUARY 20, 1998, FEBRUARY 24, 1998, AND FEBRUARY 28, 1998 ARE INCORPORATED BY REFERENCE ON FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 1997, FORM 10-Q FOR QUARTER ENDED DECEMBER 31, 1997 AND THE FORM 10-Q QUARTER ENDED MARCH 31, 1998.


                             See accompanying notes

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COMPRESSENT CORPORATION

Date:   May 15, 1998                By:      /s/    Won-Gil Choe
      ---------------------            ------------------------------------
                                             Won-Gil Choe
                                             Chief Executive Officer

                                             Signing on behalf of the registrant
                                             and as principal officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                   DESCRIPTION
------                   -----------
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

        10.7(e) Common Stock Purchase Warrant

        10.7(f) Loan Agreement

        10.7(g) Stock Purchase Warrant

        10.7(h) Preferred Stock and Warrant Purchase Agreement

        10.7(I) Certificate of Designation of Series A Convertible Preferred
                Stock of Compressent Corporation

        10.7(j) Stock Purchase Warrant

        10.7(k) Reorganization Agreement of Purchase and Sale of Stock

        10.7(l) Stock Purchase Warrant Computation of Net Loss Per Share