Form 10-Q
period 1998-06-30
COMPRESSANT CORP
filed 1998-08-14
CIK 1013273

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

                      FOR THE QUARTER ENDED: JUNE 30, 1998
                          COMMISSION FILE NO. 333-06121

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date, 5,278,869 shares of common stock, as of June 30, 1998.


================================================================================

                             COMPRESSENT CORPORATION

                                      INDEX

                                                                                                     Page
                                                                                                     ----
                  PART I.  FINANCIAL INFORMATION
Item              1. Financial Statements Condensed Statements of Operations -
                  three and nine months ended June 30, 1997 and 1998, and for the period from inception (August 26, 1994)
                  to June 30, 1998 .............................................................       3

                  Condensed Balance Sheets -
                  June 30, 1997 and June 30, 1998 ..............................................       4

                  Condensed Statements of Cash Flows - nine months ended June 30,
                  1998 and 1998, and for the period from inception (August 26,
                  1994) to June 30, 1998 .......................................................       5

                  Notes to Condensed Financial Statements ......................................       6

Item 2            Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ..........................................      12

                  PART II. OTHER INFORMATION
Item 1.           Legal Proceedings ............................................................      17

Item 6            Exhibits and Reports on Form 8-K .............................................      18

                  SIGNATURES ...................................................................      19


ITEM 1. FINANCIAL STATEMENTS.

                             COMPRESSENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                         Period from
                                           Three Months Ended                Nine Months Ended            Inception
                                      ----------------------------      ----------------------------      -----------
                                       June 30,         June 30,         June 30,         June 30,      (August 26, 1994
                                         1997             1998             1997             1998        to June 30, 1998)
                                      -----------      -----------      -----------      -----------      -----------
Sales, net                                     --           27,467               --           85,084           85,084
Cost of goods sold                             --          120,399               --          373,721          373,721
                                      -----------      -----------      -----------      -----------      -----------
Gross profit on sales                          --          (92,932)              --         (288,637)        (288,637)

Operating costs and expenses:
  Research and development                292,016          215,369        1,015,347          984,702        3,393,545
  Sales and marketing                     273,126           58,252        1,111,530        1,274,640        3,141,492
  General and administrative              591,612          387,511        1,526,957        3,556,929        6,787,754
                                      -----------      -----------      -----------      -----------      -----------
        Total operating costs
            and expenses                1,156,754          661,131        3,653,834        5,816,271       13,322,791
                                      -----------      -----------      -----------      -----------      -----------
Loss from operations                   (1,156,754)        (754,063)      (3,653,834)      (6,104,908)     (13,611,428)
  Interest income and other,
    net                                    41,143         (264,571)         156,884         (366,781)        (182,998)
                                      -----------      -----------      -----------      -----------      -----------
        Net Loss                       (1,115,611)      (1,018,634)      (3,496,950)      (6,471,689)     (13,794,426)
                                      -----------      -----------      -----------      -----------      -----------
Less: Accretion on preferred
  stock                                        --               --               --               --         (900,000)
Accrued dividend on preferred
  stock                                        --               --               --               --               --
                                      -----------      -----------      -----------      -----------      -----------
Net loss applicable to common
     shareholders                      (1,115,611)      (1,018,634)      (3,496,950)      (6,471,689)     (14,694,426)
                                      ===========      ===========      ===========      ===========      ===========

Net loss per share applicable to
  common shareholders:
  Basic                                     (0.22)           (0.19)           (0.70)           (1.23)
  Diluted                                   (0.22)           (0.19)           (0.70)           (1.23)

Shares used in computing net loss
  per share applicable to common
  shareholders:
  Basic                                 5,032,349        5,278,869        4,994,685        5,278,869
  Diluted                               5,032,349        5,278,869        4,994,685        5,278,869



                             See accompanying notes

                             COMPRESSENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                 September 30,       June 30,
                                                                     1997              1998
                                                                 -----------        -----------
Current Assets
  Cash                                                             1,900,171             16,877
  Short Term Investments                                                  --          3,500,500
  Inventory                                                           55,620             53,353
  Other receivable from underwriter in connection with IPO                --                 --
  Other current assets                                               114,709            193,821
                                                                 -----------        -----------
    Total current assets                                           2,070,500          3,764,550
Property, Plant & Equipment, net                                     217,656            174,427
Other Assets                                                         576,989            482,439
                                                                 -----------        -----------
    Total assets                                                   2,865,145          4,421,416
                                                                 ===========        ===========

       LIABILITIES AND SHAREHOLDERS EQUITY
Current liabilities
  Accounts payable and other accrued liabilities                     474,292          1,401,056
  Loans                                                                   --          2,000,000
  Other Current Liabilities                                          105,742              3,753
                                                                 -----------        -----------
    Total current liabilities                                        580,034          3,404,809
Long-Term Debt                                                     1,000,000          1,000,000
Shareholder's equity
  Preferred Stock                                                         --          2,240,500
  Common stock and additional paid in capital                      8,655,848         11,617,332
  Deficit accumulated during development stage                    (7,322,737)       (13,825,226)
  Deferred compensation                                              (48,000)           (16,000)
                                                                 -----------        -----------
    Total shareholder's equity                                     1,285,111             16,607
                                                                 ===========        ===========
    Total liabilities and shareholder's equity                     2,865,145          4,421,416
                                                                 ===========        ===========



                             See accompanying notes

                             COMPRESSENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                                          Nine Months Ended                Period from
                                                                     ------------------------------         Inception
                                                                       June 30,          June 30,        (August 26, 1994
                                                                         1997              1998          to June 30, 1998)
                                                                     -----------        -----------        -----------
Cash flows from operating activities
  Net cash used in operating activities                               (3,044,565)        (5,116,979)       (11,118,917)
                                                                     -----------        -----------        -----------
Cash flow from investing activities
  Investment in joint venture                                                 --            (80,000)           (80,000)
  Purchase of available-for-sale investments                          (4,853,727)                --         (4,868,029)
  Maturities of available-for-sale investments                         2,597,571          1,300,000          6,168,029
  Purchase of property and equipment                                    (133,514)           (42,678)          (420,960)
  Capitalized software development                                            --                 --           (369,324)
                                                                     -----------        -----------        -----------
      Net Cash used in investing activities                           (2,389,670)         1,177,322            429,716
                                                                     -----------        -----------        -----------
Cash flow from financing
  Sale of common stock                                                        --                 --          1,952,263
  Receipt of proceeds from underwriter                                 5,549,573                 --          5,549,573
  IPO registration costs paid                                                 --                 --           (269,968)
  Loans from shareholders                                                     --                 --             75,000
  Repayment of full recourse note payable                                     --                 --             90,000
  Sale of redeemable preferred stock                                          --                 --            450,000
  Redemption of preferred stock                                         (450,000)                --           (450,000)
  Exercise of redeemable stock purchase warrants for
    common stock                                                              --             32,700            421,212
  Proceeds from issuance of loans and notes payable                    1,250,000          2,000,000          3,250,000
  Principal payment of loans and notes payable                                --                 --         (1,250,000)
  Debt offering registration costs paid                                       --                 --           (135,665)
  Proceeds from issuance of subordinated long-term debt                       --                 --          1,000,000
  Exercise of stock options                                                   --             23,662             23,662
  Conversion of redeemable stock warrant                                 388,512                 --                 --
                                                                     -----------        -----------        -----------
      Net cash provided from financing activities                      6,738,085          2,056,362         10,706,077
                                                                     -----------        -----------        -----------
  Net increase (decrease) in cash                                      1,303,850         (1,883,295)            16,877
Cash at beginning of period                                              155,533          1,900,171                 --
                                                                     -----------        -----------        -----------
Cash at end of period                                                  1,459,383             16,877             16,877
                                                                     ===========        ===========        ===========
Supplemental schedule of noncash investing and financing
  activities
Common stock to be issued in redemption of preferred stock                    --                 --            900,000
Conversion of loan and advance from shareholder to
  common stock                                                                --                 --             75,000
Issuance of common stock in exchange for full-recourse
  note payable                                                                --                 --             90,000
Issuance of preferred stock in exchange for full recourse
  note payable                                                                --          2,240,500          2,240,500
Issuance of warrant in exchange for full recourse note payable                --          1,260,000          1,260,000
Fair value of warrants issued in exchange for services                        --                 --          1,610,000



                             See accompanying notes

                             COMPRESSENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

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

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Articles 10 of Regulation S -X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Management recommends that these interim financial statements be read in conjunction with the audited financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997 previously filed with the Security and Exchange Commission. The results of operations for the nine months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ended June 30, 1998.

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

2.       INVENTORY

Inventories are summarized as follows:

                              December 31,                  June 30,
                              1998                          1998
                              --------                      -------
Raw Materials                 $102,311                      $53,353
Finished Goods
                              ========                      =======
Total Inventories             $102,311                      $53,353
                              ========                      =======

3.       EQUITY-BASED LINE OF CREDIT

On December 3, 1997, the Company secured a $10,000,000 equity-based line of credit from Kingsbridge Capital Limited, a company organized and existing under the laws of the British Virgin Islands ("KCL"). Under the privately-placed financing, the Company has the right to draw up to $10,000,000 in cash in exchange for the Company's Common Stock. Each draw must be for an amount greater than $300,000, but no more than $1,000,000. There must be a minimum of 20 business days between each draw. The number of shares to which the investor is entitled pursuant to a draw shall be determined by dividing the dollar value of the draw by the purchase price. The purchase price is defined as 88% of the lowest closing bid price of the Company's Common Stock over the five trading days beginning two trading days prior to the date of the draw. No more than 1,008,000 shares may be sold pursuant to the equity line. The purchase price was determined as an equivalent to the net received in the IPO. No draws may be made under the line of credit until the Company registers for resale the shares issued pursuant to the equity line of credit and the shares issuable on exercise of the warrant, has been declared effective by the Securities and Exchange Commission. No draws may be made during any 20 trading day period in which the average trading volume of the Company's Common Stock is less than 22,500 shares per day. The market price of the Company's common stock must equal or exceed $6 per share for the previous 3 trading days prior to a draw. No draws may be made without KCL's consent to the extent the draw would cause KCL to hold more than 9.9% of the Company's Common Stock. The Company's common stock must be qualified for continued listing on the NASDAQ Small-Cap Market, the Company must, among other requirements, maintain net assets in excess of $2,000,000 or have a total market capitalization greater than $35,000,000. The line of credit will remain in effect for a period of eighteen months. In connection with the agreement, the Company issued KCL a warrant to purchase up to 45,000 shares of the Company's Common Stock at a price of $10.64 per share. The Warrant expires on December 3, 2000. The fair value of the warrant was estimated at the date of grant using a Black-Scholes options pricing model with the following assumptions, risk free interest rate of approximately 6%; no dividend yield; volatility factor of .7; and a weighted average expected life of 3 years. The estimated fair value of the warrants is $108,000 and will be amortized over 18 months.

As of August 14, 1998, no funds were available under the equity-based line of credit as the Company has not filed a registration statement on Form S-3 to register the shares that may be sold pursuant to the line and the average daily trading volume requirement has not been met. Should the Company not make any draws under the equity-based line of credit during the term of the agreement, the Company will be required to pay $120,000 to KCL.

4.       LINE OF CREDIT

On February 3, 1998, the Company secured a $10,000,000 line of credit to Call Now, Inc. Under the agreement, the Company has the right to draw up to $10,000,000 on or before September 30, 1998. Proceeds paid to the Company upon making draws under the line may be in the form of Retama Park Racetrack Bonds similar to the proceeds received on the sale of Preferred Stock (see below). Borrowings must be approved through resolution of the Company's Board of Directors and must be used for working capital or acquisitions due within ten days of the adoption of the resolution. The Company will be required to issue a Promissory Note bearing interest at 15% per year, payable quarterly, for any funds drawn against the line of credit. The Company is required to pay Call Now, Inc. a commitment fee of $400,000 within thirty (30) days after the first draw pursuant to the line of credit.

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

As of May 20, 1998 the Company had made no draws nor paid any commitment fee against the Call Now line of credit. On August 4, 1998, the Company completed termination of this and all other agreements with Call Now. All warrants issued pursuant to this transaction have been cancelled. The $80,000 interest charge associated with this transaction will be reversed in the upcoming quarter.

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

Cash used in operating activities has increased from approximately $2,012,000 for the nine month period ended June 30, 1997 to approximately $4,271,000 for the nine month period ended June 30, 1998, reflecting increased net losses. The Company's cash requirements may increase for the upcoming fiscal year due to expected increases in expenses related to further research and development of its technologies and increased marketing, manufacturing, sales and distribution and technical support expenses associated with the introduction of its initial color fax products to the market place.

Management believes that the sale of preferred stock and warrants to purchase common stock in exchange for municipal bonds with an aggregate total fair value of $3,500,000 secured in February 1998 from Call Now, a related party, and the $10,000,000 line of credit also obtained from Call Now during February 1998 may not be sufficient to provide the Company with working capital to support the Company's planned operating activities through the fiscal year ended September 30, 1998. As a result, the Company has entered into an agreement with Call Now to rescind both transactions. As part of the agreement, Call Now will receive 500,000 shares of Company common stock in exchange for assuming $2,000,000 in Company debt to Howe Solomon & Hall.

The Company does not currently have the funding available for planned operating activities through the fiscal year ended September 30, 1998. As part of its business strategy, the Company has investigated, and will continue to investigate, potential funding arrangements, acquisitions of businesses, products and technologies. Such potential activities may require substantial capital resources, which may require the Company to seek additional debt or equity financing.

6.       WARRANT ISSUED TO MEMBER OF BOARD DIRECTORS

On December 30, 1997, in connection with assistance to be provided with the Company's management changes and financing needs, the Company granted a member of the board of directors warrants to purchase 700,000 shares of the Company's common Stock. The Warrants have an exercise price of $6.25 per share and expire three years from the date of grant. The fair value of the warrant was determined at the date of the grant using a Black-Scholes option pricing model with the following assumptions, risk free interest rate of approximately 6%; no dividend yield; volatility factor of .7; and a weighted average expected life of 3 years. The estimated fair value of the warrants of $1,610,000 has been recorded as a charge against general and administrative expenses in the quarter ended December 31, 1997.

This member of the board of directors resigned in April 1998. As a result of this resignation and the conditions of issue of the warrants, these warrants have been rescinded and the effects of this reversal will be reflected in the upcoming quarter.

7.       SALE OF PREFERRED STOCK

On February 3, 1998, the Company signed an agreement to sell 56,000 shares of its redeemable convertible Series A Preferred Stock to Call Now, Inc., a related party, for $62.50 per share for aggregate total proceeds of $3,500,000. As payment for the preferred stock, on February 20, 1998, Call Now transferred to the Company 1997 Series A, Retama Park Racetrack Project Special Facilities Revenue Bonds with a face value of $3,500,000. The Company utilized the 1997 Series A Bonds as collateral to raise $2,000,000 cash to provide short term working capital requirements.

On May 20, 1998, the Company and Call Now entered into an agreement to terminate both the Preferred Stock Agreement and the Line of Credit (see above). The Preferred Stock sold to Call Now, was initially convertible into common stock on a ten to one basis, subject to future adjustments for stock splits, stock dividends or other similar events. The holders of the Preferred Stock have no voting rights, except as required under any applicable state laws. The Preferred Stock has mandatory cumulative dividends of $7.50 per share per annum. The Preferred Stock has an aggregate liquidation preference over the common stock of $62.50 per share plus cumulative unpaid dividends. The Preferred Stock may have been redeemed by the Company any time subsequent to 90 days from the date of issuance for $100 per share plus unpaid dividends.

In connection with the issuance of the Series A Preferred Stock to Call Now, Inc., for nominal proceeds of $500, the Company sold a warrant to Call Now, Inc. to purchase 500,000 shares of the Company's common stock with an exercise price of $6.25 per share. After one year, the exercise price is reduced to the lower of $6.25 per share or the average bid and ask price of the common stock for the three days prior to exercise. The warrant expires three years after the date of grant. The fair value of the warrant determined at the date of the grant using a Black-Scholes option pricing model with the following assumptions, risk free interest rate of approximately 6%; no dividend yield; volatility factor of .7; and a weighted average expected life of 3 years. The fair market value of the warrant is estimated to be $1,260,000. Total proceeds from the offering of the Series A Preferred Stock and the sale of the warrant amount to $3,500,000. Proceeds allocated to the estimated fair value market value of the warrants will be allocated to Paid-in Capital; with the remaining balance, net offering costs, allocated to Series A Preferred. Again, as this Preferred Stock transaction has been rescinded, so will the allocations. (See note below).


8.       SHORT TERM LOAN BORROWED AGAINST SERIES A BONDS

On March 10, 1998, the Company signed the loan agreement with HOWE, SOLOMON & HALL, Inc. a New Jersey corporation with a business address of International Place, 100 S. E. 2nd Street, 42nd Floor, Miami, Florida 33131 for $2,000,000 principal with 10% per annum. The loan will provide the partial short term working capital requirements to support operating activities through the fiscal year ending September 30, 1998. The loan is secured by the $3,500,000 Retama Development Corporation Special Facilities Revenue Refunding Bonds Series 1997 A (the "Bonds") assigned by the Company to the Lender. The principal on the Loan is due in full on September 5, 1998. No other principal payments are required hereunder unless there is an event of default. The loan may be prepaid at the option of the Company in full only at any date provided that the Company also pays the accrued but unpaid interest on the Bonds. As part of the settlement with Call Now, the note has been assumed by Call Now (see note below).

9.       LEGAL MATTERS

On December 10, 1997, the Company and Color Communications Corporation entered into a settlement agreement which continued the prohibitions of the preliminary injunction through January 15, 1998 and permanently prohibited the defendants from using the Company's confidential information. The agreement further prohibits the defendants from communicating with six specific companies through April 15, 1998. As part of the settlement, the Company dismissed its claims against the defendants and received a release of claims from them. Subsequently, Color Communications has filed a countersuit making several additional allegations.

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

The Company has terminated its relationship with a director and a shareholder. As part of this settlement, the shareholder has assumed a $2,000,000 liability of the Company and the director has resigned. In return, the Company has issued 500,000 shares among certain other provisions and mutual releases have been signed by all parties reducing the potential for any litigation. (See accompanying notes and exhibits).

In the course of its day to day business, the Company is party to various other lawsuits. Though the current suits pending are believed to be without merit, any adverse judgements could have a material adverse effect on the Company and its ability to operate.

10.      AGREEMENT TO ACQUIRE SOFTLINK, INC.

On December 31, 1997, the Company entered into a definitive agreement to acquire all of the issued and outstanding shares of Softlink, Inc. (Softlink), a California corporation, pursuant to a Stock Purchase Agreement dated December 31, 1997 between the Company and the shareholders of Softlink. The final agreement was (Refer note 12) subject to certain conditions and the approval by Softlink's shareholders. Subsequent to March 31, 1998, the Company terminated this agreement and took back a promissory note for $100,000 at 8% interest payable to the Company in December 1998.

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

12.      MISCELLANEOUS

The Company entered into a joint venture agreement with Vela Partners, Inc. on March 16, 1998. The purpose of this agreement was to establish a joint venture to be known as ComCore Systems between the parties for the purposes on developing an all-purpose, multi-mode, multimedia advanced telecommunications system. The ownership and equity of the joint venture will be 50% owned by each party. The initial payment of $80,000 has been made by the Company to Vela Partners, Inc. The agreement with Vela Partners was terminated on May 19, 1998. Demand for payment of this $80,000 has been made by the Company.

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

SUBSEQUENT EVENTS

14.      CHANGES IN BOARD OF DIRECTORS AND MANAGEMENT

On April 28, 1998 the Company made changes to the Company's Board of Directors. Mr. Edward T. Kalinoski a Director of the Company resigned and Mr. Joseph S. Kastrup was elected as the Chairman of the Board. On June 8, 1998, Mr. Won Gil-Choe was terminated as President and CEO of the Company and subsequently resigned from the Board of Directors. Mr. Kastrup was elected Chief Executive Officer. On August 4, 1998, the Company reached an agreement with Mr. Allen, a director of the Company. Pursuant to this agreement, after the completion of certain events, Mr. Allen will be resigning from the Board of Directors. This will leave only two directors remaining, Mr. Stan Young and Mr. Kastrup.

15.       TERMINATION OF AGREEMENTS WITH CALL NOW

On May 20, 1998, the Company entered into Termination Agreements with Call Now regarding its Line of Credit and Preferred Stock Agreements to reduce dependence on Call Now. In exchange for the termination, Call Now has assumed $2,000,000 in Company debt and received 500,000 shares of Company common stock and the Company returned the $3,500,000 in Series A Retama Bonds. In addition, Mr. Allen has resigned from the Board of Directors effective immediately pursuant to certain conditions. Following the completion of the terms of the agreements with Call Now, there will be no further relationship with Howe Solomon & Hall and the only remaining relationship with Call Now will be in its status as shareholder of the Company.

16.       STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

Due to several of the subsequent transactions, there will be material positive effects to the Company's financial statements. Several expenses related to the issuance of warrants and preferred stock will be reversed as well as other consequences. The Company is currently reviewing its financial condition to best take advantage of these reversals.

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

The Company believes its sale of preferred stock and warrant to purchase common stock and the line of credit with Call Now, Inc. ("Call Now"), a related party, were not sufficient to support planned operating activities through September 30, 1998. Call Now is a publicly held real estate investment company. Call Now's major asset is ownership of the Retama Park Racetrack Project Special Facility Revenue Bonds. The Retama Park Racetrack is a horse racing facility in Selma, Texas that is managed by the Retama Entertainment Group, an 80 percent owned subsidiary of Call Now. A member of the Company's Board of Directors is the Chairman and President of Call Now and owns over 50 percent of Call Now stock. Another member of the Company's Board of Directors is also a shareholder of Call Now. In addition, Call Now has been involved in several sales of equity and debt financings with the Company and Call Now owns common stock of the Company. The Company is reliant on the availability of funds under the line of credit with Call Now. The Line of Credit and Preferred Stock Agreement have been terminated with Call Now. (See accompanying notes).

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

No Revenues; Anticipated Future Losses. From inception (August 26, 1994) to June 30, 1998, the Company has had no significant revenue from sales. The Company anticipates incurring significant costs in connection with the development of its future products and technologies and there can be no assurance that the Company will achieve sufficient revenues to offset anticipated operating costs in the future.

Need for Additional Financing. The Company requires additional financing in the future to acquire technologies that compliment its core products. The Company believes that additional debt or equity financing, if required, will be available from existing and future investors. However, there can be no assurance as to the terms and conditions of any such financing and no certainty that funds would be available when needed. The inability to obtain additional financing, when needed, would likely curtail any technology acquisition efforts and may have a material adverse effect on the Company. To the extent that any future financing involves the sale of the Company's equity securities, the Company's then existing shareholders could be substantially diluted. The Company is currently seeking financing to fund its operations for the calendar year ended September 30, 1998.

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

The Company believes that the funds under the line of credit with Call Now Inc. are not sufficient to finance the Company's planned activities during fiscal 1998. This agreement was terminated by agreement with Call Now (see accompanying notes).

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


RESULTS OF OPERATIONS

Three and Nine Months Ended June 30, 1997 and 1998.

Research and Development

From inception through June 30, 1998, a substantial part of the Company's activities related to research and development. The Company's research and development expenses were approximately $215,000 and $984,000 for the three and nine months ended June 30, 1998, respectively, compared to $292,000 and $1,015,000, respectively in the corresponding periods in fiscal 1997. The decrease is primarily due to cost containment by management, decreased engineering labor and supplies costs related to completion of development and testing activities of the latest software version. The Company believes that significant investments in research and development will be necessary for both new products and continuing enhancements to existing products. As a consequence the company may incur increased research and development expenditures in the future.

Sales and Marketing

Sales and marketing expenses were approximately $58,000 and $1,274,000 for the three and nine months ended June 30, 1998, respectively, compared to $273,000 and $1,111,000 respectively in the corresponding periods in fiscal 1997. The decrease is due to the reallocation of sales and marketing expenses while the nine month increase is primarily due to costs associated with staffing employees and consultants, participation in trade shows and other events, and the Company's marketing efforts and costs associated with the general product release.

Achieving significant market acceptance and commercialization of the Company's initial color fax products will require substantial marketing efforts and expenditures to establish market share. The Company expects significant sales and marketing expenses in the future as it attempts to increase its market share.

General and Administrative

General and administrative expenses were approximately $387,000 and $3,556,000 for the three months and nine ended June 30, 1998, respectively, compared to $591,000 and $1,526,000, respectively in the corresponding periods in fiscal 1997. The increase in general and administrative expenses was primarily attributable to the recognition of warrants issued in exchange for services, fees for professional services, and legal expenses in connection with the lawsuit against Color Communication Corporation. Several agreements were terminated subsequent to the end of this quarter and the effects, including the reversal of warrants, will be reflected in the fourth quarter.

On December 30, 1997, in connection with assistance to be provided with the Company's management changes and financial needs, the Company granted a member of the Board of Directors warrants to purchase 700,000 shares of the Company's Common Stock. The Warrants have an exercise price of $6.25 per share and expire three years from the date of grant. The fair value of the warrant determined at the date of the grant using a Black-Scholes option pricing model with the following assumptions, risk free interest rate of approximately 6%; no dividend yield; volatility factor of .7; and a weighted average expected life of 3 years. The estimated fair value of the warrants of $1,610,000 was recorded as a charge against general and administrative expenses for the quarter ended December 1997. This transaction was terminated. The amounts recorded will be reversed in the next quarter.

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

Cash used in operating activities has increased from approximately $3,044,000 for the nine month period ended June 30, 1997 to approximately $5,117,000 for the nine month period ended June 30, 1998, reflecting increased net losses. The Company's cash requirements may increase for the upcoming fiscal year due to expected increases in expenses related to further research and development of its technologies and increased marketing, manufacturing, sales and distribution and technical support expenses associated with the introduction of its initial color fax products to the market place.

Management believes that the sale of preferred stock and warrants to purchase common stock in exchange for municipal bonds with an aggregate total fair value of $3,500,000 secured in February 1998 from Call Now, a related party, and the $10,000,000 line of credit also obtained from Call Now during February 1998 may not be sufficient to support planned operating activities through the fiscal year ended September 30, 1998. This agreement has been terminated (See accompanying notes). As part of its business strategy, the Company has investigated, and will continue to investigate, potential acquisitions of businesses, products and technologies. Such potential acquisitions may require substantial capital resources, which may require the Company to seek additional debt or equity financing.

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


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On December 10, 1997, the Company and Color Communications Corporation entered into a settlement agreement which continued the prohibitions of the preliminary injunction through January 15, 1998 and permanently prohibited the defendants from using the Company's confidential information. The agreement further prohibits the defendants from communicating with six specific companies through April 15, 1998. As part of the settlement, the Company dismissed its claims against the defendants and received a release of claims from them. Subsequently, Color Communications has filed a countersuit making several additional allegations.

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

The Company has terminated its relationship with a director and a shareholder. As part of this settlement, the shareholder has assumed a $2,000,000 liability of the Company and the director has resigned. In return, the Company has issued 500,000 shares among certain other provisions and mutual releases have been signed by all parties reducing the potential for any litigation. (See accompanying notes and exhibits).

In the course of its day to day business, the Company is party to various other lawsuits. Though the current suits pending are believed to be without merit, any adverse judgements could have a material adverse effect on the Company and its ability to operate.



                             See accompanying notes

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are incorporated by this reference to Registrant's Registration Statement on Form 10-K for the year ended September 30, 1997.

EXHIBIT
NO.                        DESCRIPTION
---                        -----------
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

The following exhibits are filed herewith:

        27      Financial Data Schedule

         (b) Form 8-K filed on January 20, 1998, February 24, 1998, February 28, 1998, April 30, 1998, June 9, 1998 June 12, 1998 and June 14, 1998 are
incorporated by reference on Form 10-K for the year ended September 30, 1997, Form 10-Q for quarter ended December 31, 1997, Form 10-Q for quarter ended March 31, 1998 and the Form 10-Q for the quarter ended June 30, 1998..



                             See accompanying notes

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            COMPRESSENT CORPORATION

Date:    August 14, 1998                    By: /s/ Joseph S. Kastrup
                                               ---------------------------------
                                               Joseph S. Kastrup
                                               Chairman and
                                               Chief Executive Officer
                                               Signing on behalf of the
                                               registrant and as principal
                                               officer

                                INDEX TO EXHIBITS

EXHIBIT
NO.                        DESCRIPTION
---                        -----------
         12.1              Termination and Release Agreement
         12.2              Preferred Stock Termination Agreement
         12.3              Line of Credit Termination Agreement
         12.4              Call Now/Howe Solomon Agreement
         27                Financial Data Schedule